Form 10-Q
period 2007-03-31
MACRO Securities Depositor, LLC; Claymore MACROshares Oil Up Tradeable Trust
filed 2007-05-15
CIK 1290059, 1382994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of Issuing Entity: 333-116566-02

Claymore MACROshares Oil Up Tradeable Trust
(Exact name of issuing entity as specified in its charter)

Commission File Number of Depositor: 333-116566

MACRO SECURITIES DEPOSITOR, LLC
(Exact name of depositor as specified in its charter)

New York	76-6222940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Investors Bank
& Trust Company
200 Clarendon Street
Boston, MA 02116
(617) 937-6700

(Address of principal executive offices, telephone number, including area code)

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

Number of Claymore MACROshares Oil Up Tradeable shares outstanding as of March 31, 2007: 300,000

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of Claymore MACROshares Oil Up Holding Shares and Claymore MACROshares Oil Up Tradeable Shares, dated as of March 29, 2007, file no. 333-116566.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

i

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION			1
	Item 1.	Consolidated Financial Statements		1
		A.	Organization	5
		B.	Significant Accounting Policies	6
		C.	Operating Expenses and Related Party Waivers	9
		D.	Distributions	10
		E.	Share Transactions	10
		F.	Indemnifications	10
		G.	New Accounting Pronouncements	10
		H.	Concentration Risk	10
		I.	Termination of the Trust	11
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		12
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk		20
	Item 4.	Controls and Procedures		20

PART II.	OTHER INFORMATION			20
	Item 1.	Legal Proceedings		20
	Item 1A.	Risk Factors		20
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		20
	Item 3.	Defaults Upon Senior Securities		21
	Item 4.	Submission of Matters to a Vote of Security Holders		21
	Item 5.	Other Information		21
	Item 6.	Exhibits		21

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

ii

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Claymore MACROshares Oil Up Tradeable Trust
Consolidated Statements of Financial Condition
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$18,276,964	$33,118,800
Settlement contracts and income distribution agreement
with the Down-MACRO Holding Trust	2,801,557	1,797,050
Interest receivable	6,532	16,719
Total Assets	$21,085,053	$34,932,569

Liabilities and Shareholders’ Equity
Distribution payable to shareholders	$149,768	$89,495
Operating expenses payable	122,649	33,576
Total Liabilities	272,417	123,071

Shareholders' Equity
Equity attributable to Up-MACRO Tradeable Shares, $60
par value, unlimited amount authorized, 300,000 and
550,000 issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	20,812,636	34,809,498
Total Shareholders’ Equity	20,812,636	34,809,498

Total Liabilities and Shareholders’ Equity	$21,085,053	$34,932,569

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Up Tradeable Trust
Consolidated Statement of Operations
For the Three Months Ended March 31, 2007 (Unaudited)

Investment Income
Interest	$302,250
Total investment income	302,250

Expenses
Operating expenses	96,891
Net investment income	205,359

Realized and Unrealized Gain (Loss)
Net increase in unrealized appreciation on settlement contracts and
income distribution agreement	2,260,136
Net realized loss on settlement contracts and income distribution agreement	(880,000)
Net realized and unrealized gain	1,380,136

Net income	$1,585,495

Net income per share:	$4.00

Weighted average shares outstanding	396,067

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Up Tradeable Trust
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2007,
and the Period Ended December 31, 2006*
(Unaudited)

Three Months Ended March 31, 2007	Up-MACRO Tradeable Shares	Founders’ Equity	Total
Shareholders' Equity, beginning of period	$34,809,498	$-0-	$34,809,498

Contributions	8,737,340	-0-	8,737,340
Distributions ($0.4992 per share)	(149,768)	-0-	(149,768)
Redemptions	(24,169,929)	-0-	(24,169,929)
Net income	1,585,495	-0-	1,585,495

Shareholders' Equity, end of period	$20,812,636	$-0-	$20,812,636

Period Ended December 31, 2006*	Up-MACRO Tradeable Shares	Founders’ Equity	Total
Shareholders' Equity, beginning of period	$-0-	$2,000	$2,000

Contributions	34,481,846	-0-	34,481,846
Distributions ($0.1627 per share)	(89,495)	-0-	(89,495)
Redemptions	-0-	(2,000)	(2,000)
Net income	417,147	-0-	417,147

Shareholders' Equity, end of period	$34,809,498	$-0-	$34,809,498

Share Activity Three Months Ended March 31, 2007	Up-MACRO Tradeable Shares	Founders’ Equity	Total
Shares Outstanding, Beginning of period	550,000	-0-	550,000
Contributions	150,000	-0-	150,000
Redemptions	(400,000)	-0-	(400,000)

Shares Outstanding, End of period	300,000	-0-	300,000

Share Activity Period Ended December 31, 2006*	Up-MACRO Tradeable Shares	Founders’ Equity	Total
Shares Outstanding, Beginning of period	-0-	2,000	2,000

Contributions	550,000	-0-	550,000
Redemptions	-0-	(2,000)	(2,000)

Shares Outstanding, End of period	550,000	-0-	550,000

* Period November 29, 2006 (commencement of operations) through December 31, 2006.

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Up Tradeable Trust
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2007 (Unaudited)

Cash flows from operating activities:

Net income	$1,585,495

Adjustments to reconcile net income to net cash provided by operating activities:

Non-cash changes in value of settlement contracts and income distribution agreement with the Down-MACRO Holding Trust	(3,319,262)
Increase/ decrease in operating assets and liabilities:
Interest receivable	10,187
Operating expense payable	89,073

Net cash provided by operating activities	(1,634,507)

Cash flows from financing activities:

Contributions	9,012,166
Redemptions	(22,130,000)
Distributions	(89,495)

Net cash used in financing activities	(13,207,329)

Net decrease in cash and cash equivalents	(14,841,836)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$18,276,964

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Up Tradeable Trust
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2007

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

The Depositor, Investors Bank & Trust Company, as trustee (in such capacity, the "Trustee") and Claymore Securities Inc., as administrative agent and marketing agent (in such capacities, the "Administrative Agent" and the "Marketing Agent"), have entered into trust agreements that govern the activities of the Up-MACRO Tradeable Trust and Up-MACRO Holding Trust and specify the terms of the shares issued by the Up-MACRO Tradeable Trust (the "Up-MACRO Tradeable Shares") and the Up-MACRO Holding Trust , which are the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust issues the Up-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Up-MACRO Holding Shares. Up-MACRO Tradeable Shares are only issued or exchanged for the underlying Up-MACRO Holding Shares in connection with a deposit of Up-MACRO Holding Shares into the Up-MACRO Tradeable Trust or the withdrawal of Up-MACRO Holding Shares from the Up-MACRO Tradeable Trust. One Up-MACRO Tradeable Share is issued for each Up-MACRO Holding Share deposited into the Up-MACRO Tradeable Trust. The per share "underlying value" of one Up-MACRO Tradeable Share is always equal to the underlying value of one Up-MACRO Holding Share. The underlying value of the Up-MACRO Holding Trust’s shares represents that portion of the proceeds of the assets of the Up-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Up-MACRO Holding Trust were to make a final distribution on the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust would pass through such final distribution to holders of Up-MACRO Tradeable Shares. The underlying value per share of the Up-MACRO Holding Trust at March 31, 2007 was $65.90. Paired Holding Shares are only created and redeemed, and Up-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants"). Each Up-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Up-MACRO Holding Shares deposited in the Up-MACRO Tradeable Trust. Issuances and redemptions of Up-MACRO Holding Shares and Up-MACRO Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America ("GAAP").

The assets of the Up-MACRO Tradeable Trust consist solely of the Up-MACRO Holding Shares on deposit from time to time therein. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Up-MACRO holding trust and $500 into the Up-MACRO Tradeable Trust, for a total initial deposit into each trust of $1,000 (for each trust, the "Founders' Equity"). During the period ended December 31, 2006, the Founders’ Equity of both the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. The Up-MACRO Tradeable Trust shares trade on the American Stock Exchange ("AMEX"), at negotiated prices, during "New York Business Days" (any day on which stock exchanges and New York money center banks are open for business). The market price of the Up-MACRO Tradeable Shares may diverge from the closing per share underlying value of the Up-MACRO Tradeable Trust. Based on market demand, the Up-MACRO Tradeable Shares may trade at a premium or a discount to their per share underlying value.

The assets of the Up-MACRO Holding Trust consist of cash, government securities, repurchase agreements collateralized by U.S. government securities and OTC derivative instruments entered into between the Paired Holding Trusts. These derivative instruments consist of "Settlement Contracts" which provide that the Up-MACRO Holding Trust is entitled to receive from, or is required to make to, the Down-MACRO Holding Trust a payment at the termination of each of these contracts in an amount that reflects the price change between the settlement price of NYMEX crude oil futures contracts (the "Closing Price") at the time when the Settlement Contracts are terminated and the Starting Level of that price on November 29, 2006. The NYMEX crude oil futures contracts that are referenced by the Paired Holding Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month's contract to the succeeding month's contract may not take place later than the 17th day of each month).

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

The "Income Distribution Agreement" entered into between the Paired Holding Trusts is the means for allocating between the Paired Holding Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts. Under the Income Distribution Agreement, the Up-MACRO Holding Trust is obligated to pay a portion of its income to the Down-MACRO Holding Trust or entitled to receive a portion of the Down-MACRO Holding Trust's income, based on the percentage change of the Closing Price from its Starting Level on each day of the calendar quarter between distribution dates. The Up-MACRO Holding Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects either an asset receivable by it or a liability payable by it, based upon the daily value changes in the Closing Price relative to its Starting Level. A payment is made by one of the Paired Holding Trusts to the other on each quarterly distribution date and the Up-MACRO Holding Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Down-MACRO Holding Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.

B.	Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Up-MACRO Tradeable Trust in the preparation of its consolidated financial statements.

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the period from January 1, 2007 through March 31, 2007 (the “Reporting Period”). Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of the Depositor's management, which was responsible for the preparation of the consolidated financial statements on behalf of the Up-MACRO Tradeable Trust, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed with the SEC on April 3, 2007.

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Up-MACRO Holding Trust as of March 31, 2007 and on any creation or redemption dates during the Reporting Period for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Down-MACRO Holding Trust, the Up-MACRO Holding Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) for the payment of fees and expenses, to the Down-MACRO Holding Trust or (2) entitled to receive all or a portion of the Down-MACRO Holding Trust's income, after the Down-MACRO Holding Trust has deducted a fixed number of basis points for payment of its expenses and fees, based on its daily accrued income for each day during the preceding calendar quarter and the Closing Price for that day.

For the purpose of determining the underlying value at which Paired Holding Shares are redeemed or created, if the Closing Price on any New York Business Day exceeds its Starting Level, the Up-MACRO Holding Trust records a payment obligation to be made to it by the Down-MACRO Holding Trust under the Income Distribution Agreement as an asset receivable for that day. If the Closing Price is less than its Starting Level on any New York Business Day, the Up-MACRO Holding Trust records a liability payable to the Down-MACRO Holding Trust under the Income Distribution Agreement. If the Closing Price equals its Starting Level, no accounting entry is recorded. For any day that is not a New York Business Day, the Closing Price from the last preceding New York Business Day is used to calculate the asset or liability under the Income Distribution Agreement for that day. The assets receivable and liabilities payable for each day by the Up-MACRO Holding Trust are netted in order to determine whether the Trust will make a payment to, or be entitled to receive a payment from, the Down-MACRO Holding Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the Up-MACRO Holding Trust records the income distribution contract in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Up-MACRO Holding Trust as of March 31, 2007 and on any creation or redemption dates during the Reporting Period for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

C1.    Related Party Expenses and Waivers

If actual operating expenses incurred by the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust exceed the applicable fee deduction annual rate of 160 or 150 basis points, MacroMarkets LLC and the Administrative Agent and Marketing Agents have agreed to waive all or a portion of their respective fees. If, after the waiver, a shortfall remains, the Depositor will assume these expenses. To the extent there is a surplus, the Depositor is entitled to the excess.

Claymore Securities, Inc. makes all investment decisions for the Up-MACRO Holding Trust. Pursuant to the Up-MACRO Holding Trust Agreement, the Up-MACRO Holding Trust pays Claymore Securities, Inc. a fee that accrues daily at an annualized rate of 0.35% of the Up-MACRO Asset Amount for acting as the Administrative Agent and Marketing Agent. The Claymore Securities, Inc. fees for the period ended March 31, 2007 were $21,195, all of which was waived by Claymore Securities, Inc.

The Up-MACRO Holding Trust pays (a) MacroMarkets LLC (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Up-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Up-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as an additional marketing agent for the trust, which accrues daily at an annualized rate of 0.10% of the Up-MACRO Asset Amount. The MacroMarkets LLC and MACRO Financial, LLC fees reported in the Consolidated Statement of Operations for the period ended March 31, 2007 were $24,223, all of which was waived by MacroMarkets LLC and MACRO Financial, LLC.

For the period ended March 31, 2007, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2.    Trustee Fees

Pursuant to the Declaration of Up-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Up-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Up-MACRO Asset Amount on such day. During the Reporting Period, a minimum Trustee fee was allocated to the Up-MACRO Holding Trust. For the period from January 1, 2007 through March 31, 2007 Trustee fees were $56,793.

Investors Bank & Trust is the "Custodian" of the Trust assets on behalf of the Up-MACRO Holding Trust. The Trustee has delegated certain responsibilities to the Custodian, which is an affiliate of the Trustee.

D.	Distributions

The Up-MACRO Tradeable Trust passes through each quarterly and final distribution it receives on the Up-MACRO Holding Shares it holds on deposit on the date of receipt thereof to each person who was a "Registered Owner", which is the depository or nominee thereof in which name the Up-MACRO Tradeable Shares are registered, on the record date that preceded such distribution date. For the period ended March 31, 2007, the quarterly distribution was approximately $0.4992 per share and for the period ended December 31, 2006, the distribution was approximately $0.1627 per share.

E.	Share Transactions

For the period ended March 31, 2007, 150,000 of the Up-Macro Holding Trust shares were created at the value of the equity attributable to such units of $8,737,340, with an underlying value of $8,115,000. The Up-MACRO Holding Trust receives, for each share issued, cash equal to the Starting Level ($60) and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase in the fair value of the settlement contracts from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. For the period ended March 31, 2007, 400,000 of Up-MACRO Holding Trust shares were redeemed at the value of the equity attributable to such shares of $24,169,929, with an underlying value $22,130,000.

F.	Indemnifications

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

G.	New Accounting Pronouncements

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

H.	Concentration Risk

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

I.	Termination of the Trust

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Up-MACRO holding trust consist of an income distribution agreement and settlement contracts entered into with the Down-MACRO holding trust. The Up-MACRO holding trust also holds U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure its obligations under the income distribution agreement and the settlement contracts. The Up-MACRO holding trust makes quarterly distributions of its net income and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of NYMEX light sweet crude oil futures contract of a designated maturity, as established and reported by NYMEX on each price determination day (such price, the "Applicable Reference Price of Crude Oil"). The starting level for the Applicable Reference Price of Crude Oil for purposes of distributions on the Up-MACRO tradeable shares is $60.00. The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level.

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

Three Months Ended March 31, 2007	High	Low
First Quarter (beginning January 1, 2007)	$66.05	$51.32

Per-Share Underlying Value of MACRO Tradeable Shares Relative to the Applicable Reference Price of Crude Oil and the Market Price

For the period from January 1, 2007 to March 31, 2007, the underlying value of the Up-MACRO tradeable shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.26 (0.39% of UCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.51 and increased throughout the period leading up to the ex-dividend date of March 28, 2007, at which time the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1a illustrates the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil for the period from January 1, 2007 to March 31, 2007.

Exhibit 1a

The differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Up-MACRO Holding Trust, after accruing for the fees and expenses incurred by the Up-MACRO holding trust. Exhibit 1b compares the per-share underlying value of the Up-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from January 1, 2007 to March 31, 2007.

Exhibit 1b

For the period January 1, 2007 to March 31, 2007, the per-share underlying value of the Down-MACRO tradeable shares tracked the inverse of the Applicable Reference Price of Crude Oil by an average daily price differential of $0.28 (0.51% of DCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.53 and increased throughout the period leading up to the ex-dividend date of March 28, 2007, at which time the differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil for the period from January 1, 2007 to March 31, 2007.

Exhibit 1c

The differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Down-MACRO holding trust, after accruing for the fees and expenses incurred by the Down-MACRO holding trust. Exhibit 1d compares the per-share underlying value of the Down-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from January 1, 2007 to March 31, 2007.

Exhibit 1d

Market prices for the Up-MACRO tradeable shares and Down-Market tradeable shares are determined in trading on the AMEX and diverged from the respective per-share underlying values of the Up-MACRO tradeable shares and Down-Market tradeable shares for the period from January 1, 2007 to March 31, 2007. This divergence appears to reflect changes in investors’ long-term price expectations for the price of crude oil as implied by the NYMEX light sweet crude oil futures curve. The futures curve plots the short- to longer-dated NYMEX light sweet crude oil futures contracts trading in the marketplace.

For the period from January 1, 2007 to March 31, 2007, the daily market price change of Up-MACRO tradeable shares exhibited a 0.82 correlation to the change in the per-share underlying value of the Up-MACRO tradeable shares. Correlation is a measure of the strength and direction of a linear relationship between two variables and ranges from -1 (perfect negative correlation) to 1 (perfect positive correlation), with a correlation of zero indicating the absence of a linear relationship between the two variables. The average daily market price of the Up-MACRO tradeable shares was $62.80 from January 1, 2007 to March 31, 2007, compared to an average per-share underlying value of $58.77 for the Up-MACRO tradeable shares over the same period. Exhibit 2a illustrates the market price performance of the Up-MACRO tradeable shares compared to (1) the per-share underlying value of the Up-MACRO tradeable shares; (2) the Applicable Reference Price of Crude Oil; and (3) the one-year NYMEX light sweet crude oil futures contract.

Exhibit 2a

For the period from January 1, 2007 to March 31, 2007, the daily market price change of Down-MACRO tradeable shares exhibited a 0.77 correlation to the change in the per-share underlying value of the Down-MACRO tradeable shares. The average daily market price of the Down-MACRO tradeable shares was $57.92 from January 1, 2007 to March 31, 2007, compared to an average per-share underlying value of $61.77 for the Down-MACRO tradeable shares over the same period. Exhibit 2b illustrates the market price performance of the Down-MACRO tradeable shares compared to (1) the per-share underlying value of the Down-MACRO tradeable shares, (2) the applicable reference price of oil and (3) the one-year NYMEX light sweet crude oil futures contract.

Exhibit 2b

Review of Financial Results

Results of Operations

On November 29, 2006, the Up-MACRO tradeable trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for 200,000 Up-MACRO holding shares. Such shares were issued at their initial underlying value of $62.45 per share. Since this date, the Up-MACRO tradeable trust’s underlying value grew from approximately $12,500,000 at November 29, 2006 to approximately $19,800,000 at March 31, 2007. The increase in underlying value resulted primarily from an increase in outstanding shares, which rose from 200,000 at November 29, 2006 to 300,000 at March 31, 2007 due to 500,000 shares (10 units) being created in exchange for a deposit of the same number of Up-MACRO holding shares and 400,000 shares (8 units) being redeemed during the period, of which 150,000 shares (3 units) were created and 400,000 (8 units) were redeemed during the three months period ended on March 31, 2007. Each unit consists of 50,000 shares.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way.

Cash Flows From Operations

For the Three Months Ended March 31, 2007
Cash flows from operating activities:

Net income	$1,585,495

Adjustments to reconcile net income to net cash provided by operating activities:

Non-cash changes in value of settlement contracts and income distribution agreement with the Down-MACRO Holding Trust	(3,319,262)
Increase/ decrease in operating assets and liabilities:
Interest receivable	10,187
Operating expense payable	89,073

Net cash provided by operating activities	(1,634,507)

Cash flows from financing activities:

Contributions	9,012,166
Redemptions	(22,130,000)
Distributions	(89,495)

Net cash used in financing activities	(13,207,329)

Net decrease in cash and cash equivalents	(14,841,836)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$18,276,964

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts was determined to be their contractual value. However, toward the end of the reporting period, the Administrative Agent determined that contractual value for these derivative contracts no longer was representative of fair value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Up-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the six-month NYMEX futures contract.

As a result, the per share value on March 31, 2007, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $69.38. The per share Underlying Value for the same day was $65.90. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Up-MACRO tradeable trust is not a party to any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Up-MACRO tradeable trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committees of both MacroMarkets LLC and Claymore Securities, Inc., each of which have been authorized by resolutions adopted by their respective Boards to oversee the financial reporting of the Up-MACRO tradeable trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up-MACRO tradeable trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of March 31, 2007, the Up-MACRO tradeable trust's disclosure controls and procedures were effective.

There was no change in the Up-MACRO tradeable trust's internal controls over financial reporting that occurred during the Up-MACRO tradeable trust's most recently completed fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the risk factors since last disclosed under Part I, Item 1A, in our Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Up-Macro tradeable shares are offered on a continuous basis pursuant to the Up-MACRO holding trust and tradeable trust registration statement (Registration No. 333-116566).

The information contained in Part I, Item 2 under Review of Financial Results, Results of Operations, is hereby incorporated by reference.

Dividend

On March 28, 2007, the trustee declared a dividend of $0.4992 per Up-MACRO tradeable share, which together with the dividend declared by the trustee on December 27, 2006, accumulates to a total dividend since inception in the amount of $0.6619 to shareholders.

Issuer Purchase of Equity Securities

The Up-MACRO tradeable trust does not purchase shares directly from its shareholders. However, in connection with an exchange for Up-MACRO holding shares or as part of Paired Optional Redemptions of MACRO units consisting of 50,000 Up-MACRO holding shares and 50,000 Down-MACRO holding shares redeemed, respectively, by the Up-MACRO holding trust and the Down-MACRO holding trust, the Up-MACRO tradeable trust may redeem Up-MACRO tradeable shares in units of 50,000 shares. From January 1, 2007 to March 31, 2007, 8 units (400,000 shares) were redeemed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
—	Claymore MACROshares Oil Up Holding Shares and Claymore MACROshares Oil Up Tradeable shares prospectus, dated March 29, 2007*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
____________________
*
Denotes a document that was previously filed as part of the Registration Statement of the Claymore MACROshares Oil Up Holding Trust and the Claymore MACROshares Oil Up Tradeable Trust, File No. 333-116566.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
Depositor for the Claymore MACROshares
Oil Up Tradeable Trust

/s/ Samuel Masucci, III
Samuel Masucci, III
On behalf of the Depositor
and as Chief Executive Officer

/s/ Steven M. Hill
Steven M. Hill
On behalf of the Depositor
and as Chief Financial Officer

Date: May 15, 2007