Form 10-Q
period 2007-09-30
MACRO Securities Depositor, LLC; Claymore MACROshares Oil Down Holding Trust
filed 2007-11-14
CIK 1290059, 1382992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number of Issuing Entity: 333-135120-01

MACROshares Oil Down Holding Trust
(Exact name of issuing entity as specified in its charter)

Commission File Number of Depositor: 333-135120

MACRO SECURITIES DEPOSITOR, LLC
(Exact name of depositor as specified in its charter)

New York	76-6222940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o State Street Bank
and Trust Company
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

Number of MACROshares Oil Down Holding shares outstanding as of September 30, 2007: 350,000

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of MACROshares Oil Down Holding Shares and MACROshares Oil Down Tradeable Shares, dated as of November 9, 2007, file no. 333-135120.

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

i

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MACROshares Oil Down Holding Trust
Statements of Financial Condition
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,161,787	$33,118,800
Interest receivable	10,442	16,719
Total Assets	$21,172,229	33,135,519

Liabilities and Shareholders' Equity

Settlement contracts and income distribution agreement with the Up-MACRO Holding Trust	$4,978,767	$1,797,050
Distribution payable to shareholders	98,588	81,860
Operating expenses payable	35,899	33,576
Total Liabilities	5,113,254	1,912,486

Shareholders' Equity

Equity attributable to Down-MACRO Holdings Shares, $60 par value, unlimited amount authorized, 350,000 and 550,000 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	16,058,975	31,223,033
Total Shareholders' Equity	16,058,975	31,223,033

Total Liabilities and Shareholders' Equity	$21,172,229	$33,135,519

See notes to the unaudited financial statements

MACROshares Oil Down Holding Trust
Statements of Operations (Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
Investment Income
Interest	$214,139	$765,495
Total investment income	214,139	765,495

Expenses
Operating expenses	84,979	265,066
Net investment income	129,160	500,429

Realized and Unrealized Gain (Loss)
Net increase in unrealized depreciation on settlement contracts and income distribution agreement	(574,633)	(3,532,682)
Net realized gain on settlement contracts and income distribution agreement	-	451,500
Net realized and unrealized loss	(574,633)	(3,081,182)

Net loss	$(445,473)	$(2,580,753)

Net loss per share - See Note J:	$(0.42)	$(2.34)

Weighted average shares outstanding - See Note J	1,050,000	1,103,298

See notes to the unaudited financial statements

MACROshares Oil Down Holding Trust
Statement of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

Down-MACRO Holding Shares
Shareholders' Equity, beginning of period	$31,223,033
Contributions	14,236,865
Distributions ($0.4169 per share - See Note J)	(411,457)
Redemptions	(26,408,713)
Net loss	(2,580,753)

Shareholders' Equity, end of period	$16,058,975

Share Activity Nine Months Ended September 30, 2007	Down-MACRO Holding Shares

Shares Outstanding, beginning of period	550,000
Contributions	250,000
Redemptions	(450,000)

Shares Outstanding, end of period	350,000

See notes to the unaudited financial statements

MACROshares Oil Down Holding Trust
Statement of Cash Flows
For the Nine Months Ended September 30, 2007 (Unaudited)

Cash flows from operating activities:

Net loss	$(2,580,753)

Adjustments to reconcile net loss to net cash provided by operating activities:

Net unrealized depreciation on settlement contracts and income distribution agreement	3,519,824
Settlement receipts in excess of realized gain on settlement contracts and income distribution agreement	1,189,500
Increase/decrease in operating assets and liabilities:
Interest receivable	6,277
Operating expenses payable	2,323

Net cash provided by operating activities	2,137,171

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(28,734,000)
Distributions	(411,457)
Increase in Distribution payable to shareholders	16,728

Net cash used in financing activities	(14,094,184)

Net decrease in cash and cash equivalents	(11,957,013)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,161,787

See notes to the unaudited financial statements

MACROshares Oil Down Holding Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of September 30, 2007

A. Organization

MACRO Securities Depositor, LLC (the "Depositor"), a Delaware limited liability company with MacroMarkets LLC and Claymore Group Inc. (collectively referred to as "Related Party") as its only two members, formed the Claymore MACROshares Oil Down Tradeable Trust (the "Down-MACRO Tradeable Trust"), the Claymore MACROshares Oil Up Tradeable Trust (the "Up-MACRO Tradeable Trust"), the Claymore MACROshares Oil Down Holding Trust (the "Down-MACRO Holding Trust") and the Claymore MACROshares Oil Up Holding Trust (the "Up-MACRO Holding Trust"). Each of the trusts was formed under the laws of the State of New York on November 15, 2006.

On August 17, 2007, MacroMarkets LLC and Claymore Group, Inc. entered into a binding agreement pursuant to which (i) Claymore Securities, Inc., a wholly-owned subsidiary of Claymore Group Inc., (A) resigned as a marketing agent for the Down-MACRO Holding Shares, effective August 17, 2007, with MACRO Financial, LLC, which was acting as an additional marketing agent for the Down-MACRO Holding shares, assuming all of Claymore Securities, Inc.’s duties as marketing agent and (B) resigned as the administrative agent for the Down-MACRO Holding Trust, effective September 30, 2007, (ii) Claymore Group Inc. sold its equity interest in MACRO Securities Depositor, LLC to MacroMarkets LLC on August 18, 2007 and (iii) the Claymore MACROshares Oil Down Holding Trust and Claymore MACROshares Oil Down Holding Shares were renamed the “MACROshares Oil Down Holding Trust” and the “MACROshares Oil Down Holding Shares”, respectively. MacroMarkets LLC was appointed as the successor administrative agent and accepted such appointment pursuant to the Third Amended and Restated Trust Agreement for the Down-MACRO Holding Shares, dated as of October 1, 2007, and entered into among the Trustee, MacroMarkets LLC, as administrative agent, and MACRO Financial, LLC, as marketing agent.

The Down-MACRO Holding Trust and the Up-MACRO Holding Trust are referred to as "Paired Holding Trusts". The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on October 1, 2007. Operations of the Down-MACRO Holding Trust and Down-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as "Down-MACRO Holding Shares" and "Up-MACRO Holding Shares" and, collectively, as "Paired Holding Shares") in minimum aggregations called "MACRO Units," each of which consists of 50,000 Down-MACRO Holding Shares and 50,000 Up-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the "Starting Level") and, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level. The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares is $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"), MacroMarkets LLC, as administrative agent and MACRO Financial, LLC as marketing agent (in such capacities, the "Administrative Agent" and the "Marketing Agent"), respectively, have entered into trust agreements that govern the activities of the Down-MACRO Tradeable Trust and the Down-MACRO Holding Trust and specify the terms of the shares issued by the Down-MACRO Tradeable Trust (the "Down-MACRO Tradeable Shares") and the Down-MACRO Holding Shares, respectively. The Down-MACRO Tradeable Trust issues the Down-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Down-MACRO Holding Shares. Down-MACRO Tradeable Shares are only issued or exchanged for the underlying Down-MACRO Holding Shares in connection with the deposit of Down-MACRO Holding Shares into the Down-MACRO Tradeable Trust or the withdrawal of Down-MACRO Holding Shares from the Down-MACRO Tradeable Trust. One Down-MACRO Tradeable Share is issued for each Down-MACRO Holding Share deposited into the Down-MACRO Tradeable Trust. The per share "underlying value" of one Down-MACRO Tradeable Share is always equal to the underlying value of one Down-MACRO Holding Share. The underlying value of the Down-MACRO Holding Trust's shares represents that portion of the proceeds of the assets of the Down-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Down-MACRO Holding Trust were to make a final distribution on the Down-MACRO Holding Shares. The Down-MACRO Tradeable Trust would pass through such final distribution to holders of Down-MACRO Tradeable Shares. The underlying value per share of the Down-MACRO Holding Trust at September 30, 2007 was $38.35 ($12.78 after giving effect to the share split described in Note J). Paired Holding Shares are only created and redeemed, and Down-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants"). Each Down-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Down-MACRO Holding Shares deposited in the Down-MACRO Tradeable Trust. Issuances and redemptions of Down-MACRO Holding Shares and Down-MACRO Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America ("GAAP").

The assets of the Down-MACRO Tradeable Trust consist solely of the Down-MACRO Holding Shares on deposit from time to time therein. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Down-MACRO Holding Trust and $500 into the Down-MACRO Tradeable Trust, for a total initial deposit into each trust of $1,000 (for each trust, the "Founders' Equity"). During the period ended December 31, 2006, the Founders' Equity of both the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. The Down-MACRO Tradeable Trust shares trade on the American Stock Exchange ("AMEX"), at negotiated prices, during "New York Business Days" (any day on which stock exchanges and New York money center banks are open for business). The market price of the Down-MACRO Tradeable Shares may diverge from the closing per share underlying value of the Down-MACRO Tradeable Trust. Based on market demand the Down-MACRO Tradeable Shares may trade at a premium or a discount to their per share underlying value.

The assets of the Down-MACRO Holding Trust consist of cash, government securities, repurchase agreements collateralized by U.S. government securities and OTC derivative instruments entered into between the Paired Holding Trusts. These derivative instruments consist of "Settlement Contracts" which provide that the Down-MACRO Holding Trust is entitled to receive from, or is required to make to, the Up-MACRO Holding Trust a payment at the termination of each of these contracts in an amount that reflects the price change between the settlement price of NYMEX crude oil futures contracts (the "Closing Price") at the time when the Settlement Contracts are terminated and the Starting Level of that price on November 29, 2006. The NYMEX crude oil futures contracts that are referenced by the Paired Holding Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month's contract to the succeeding month's contract may not take place later than the 17th day of each month).

For purposes of determining the underlying value at which Paired Holding Shares are redeemed or created, as defined in the Down-MACRO Holding Trust Agreement, each Settlement Contract is valued on each New York Business Day against the Closing Price and the resulting percentage change in the Closing Price from the Starting Level. The performance obligations of the Paired Holding Trusts to each other under the Settlement Contracts are 100% collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Holding Trusts. The Down-MACRO Holding Trust's obligations are not leveraged and the trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a paired optional redemption, an early termination or the final scheduled termination of the Paired Holding Trusts.

The "Income Distribution Agreement" entered into between the Paired Holding Trusts is the means for allocating between the Paired Holding Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts. Under the Income Distribution Agreement, the Down-MACRO Holding Trust is obligated to pay a portion of its income to the Up-MACRO Holding Trust or entitled to receive a portion of the Up-MACRO Holding Trust's income, based on the percentage change of the Closing Price and the Starting Level on each day of the calendar quarter between distribution dates. The Down-MACRO Holding Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects either an asset receivable due it or a liability payable by it, based upon the difference in the daily value of the Closing Price and its Starting Level. A payment is made by one of the Paired Holding Trusts to the other on each quarterly distribution date and the Down-MACRO Holding Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Up-MACRO Holding Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.

B. Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Down-MACRO Holding Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the periods presented in the accompanying financial statements (the "Reporting Periods"). Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In the opinion of the Depositor's management, which was responsible for the preparation of the financial statements on behalf of the Down-MACRO Holding Trust, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's financial statements included in the Form of 10-K as filed with the SEC on April 2, 2007.

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts is earned from settlement date and is recorded on an accrual basis. Expenses are recorded on an accrual basis as incurred.

Cash and Cash Equivalents

The Down-MACRO Holding Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

The Down-MACRO Holding Trust invests in debt securities issued by the U.S. government and repurchase agreements (or "repos") collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Down-MACRO Holding Trust may enter into repurchase agreements with banks and broker-dealers whereby the Down-MACRO Holding Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date. The Down-MACRO Holding Trust, through its custodian, takes possession of securities that are used as collateral. In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Down-MACRO Holding Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

Upon each issuance of Down-MACRO holding shares as part of a MACRO Unit in a Paired Subsequent Issuance, the Down-MACRO Holding Trust enters into a new Settlement Contract with the Up-MACRO Holding Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Holding Shares. Under the Settlement Contracts, the Down-MACRO Holding Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Up-MACRO Holding Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Up-MACRO Holding Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Holding Shares is delivered to the Administrative Agent. The final distribution on the Down-MACRO Holding Shares depends upon the settlement payment that the Down-MACRO Holding Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Down-MACRO Holding Trust.

The settlement obligations of the Paired Holding Trusts under the Settlement Contracts are fully supported by the cash, government securities and repos held by each trust.

For the purpose of determining the underlying value at which Paired Holding Shares are redeemed or created, each daily recording of the difference between the Closing Price and the Starting Level is referred to as the daily calculation of the amount due to or from the Down-MACRO Holding Trust under the Settlement Contract. If the Closing Price exceeds its Starting Level, a liability is recorded as being due to the Up-MACRO Holding Trust under the Settlement Contracts. If the Closing Price is less than its Starting Level, an asset receivable from the Up-MACRO Holding Trust is recorded under the Settlement Contracts. If the Closing Price equals its Starting Level, no accounting entry is recorded.

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Down-MACRO Holding Trust as of September 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Up-MACRO Holding Trust, the Down-MACRO Holding Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) for the payment of fees and expenses, to the Up-MACRO Holding Trust or (2) entitled to receive all or a portion of the Up-MACRO Holding Trust's income, after the Up-MACRO Holding Trust has deducted a fixed number of basis points for payment of its expenses and fees, based on its daily accrued income for each day during the preceding calendar quarter and the Closing Price for that day.

For the purpose of determining the underlying value at which Paired Holding Shares are redeemed or created, if the Closing Price on any New York Business Day exceeds its Starting Level, the Down-MACRO Holding Trust records a payment obligation payable to the Up-MACRO Holding Trust under the Income Distribution Agreement as a liability payable for that day. If the Closing Price is less than its Starting Level on any New York Business Day, the Down-MACRO Holding Trust records an asset receivable from the Up-MACRO Holding Trust under the Income Distribution Agreement. If the Closing Price equals its Starting Level, no accounting entry is recorded. For any day that is not a New York Business Day, the Closing Price from the last preceding New York Business Day is used to calculate the asset or liability under the Income Distribution Agreement for that day. The assets receivable and liabilities payable for each day by the Down-MACRO Holding Trust are netted in order to determine whether it will make a payment to, or be entitled to receive a payment from, the Up-MACRO Holding Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the income distribution contract is recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Down-MACRO Holding Trust as of September 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Federal Income Taxes

The Down-MACRO Holding Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C. Operating Expenses and Related Party Waivers

All operating expenses of the Down-MACRO Tradeable Trust are paid by the Down-MACRO Holding Trust. Because the Down-MACRO Tradeable Trust invests solely in the shares of the Down-MACRO Holding Trust, its investments are subject to the operating expenses charged by the Down-MACRO Holding Trust.

Operating expenses are deducted daily from the income earned by the Down-MACRO Holding Trust (and, if income is insufficient during any quarter, from the assets of the Down-MACRO Holding Trust) in an amount equal to the product of the trust's assets, including Treasuries and cash (but excluding the value of the settlement contracts and the income distribution agreement) held by the Down-MACRO Holding Trust on each day (the "Down-MACRO Asset Amount") and (i) a rate of 160 basis points (one basis point equals 0.01%) per annum until the second anniversary of the formation of the Down-MACRO Holding Trust and (ii) a rate of 150 basis points per annum thereafter.

C1.	Related Party Expenses and Waivers

If actual operating expenses incurred by the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust exceed the applicable fee deduction annual rate of 160 or 150 basis points, MacroMarkets LLC and MACRO Financial, LLC have agreed to waive all or a portion of their respective fees. If, after the waiver, a shortfall remains, the Depositor will assume these expenses. To the extent there is a surplus, the Depositor is entitled to the excess.

During the third quarter Claymore Securities, Inc. made all investment decisions for the Down-MACRO Holding Trust and beginning October 1, 2007 the investment decisions will be made by MacroMarkets, LLC. Pursuant to the Down-MACRO Holding Trust Agreement, the Down-MACRO Holding Trust pays MacroMarkets LLC a fee that accrues daily at an annualized rate of 0.35% of the Down-MACRO Asset Amount for acting as the Administrative Agent. The fees for the three-months ended September 30, 2007 were $18,589 and for the nine-months ended September 30, 2007 were $57,983, all of which were waived.

The Down-MACRO Holding Trust pays (a) MacroMarkets LLC (i) in addition, a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Down-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Down-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.10% of the Down-MACRO Asset Amount. The MacroMarkets LLC and MACRO Financial, LLC fees for acting in these capacities for the three-months ended September 30, 2007 were $21,244 and for the nine-months ended September 30, 2007 were $66,266, all of which were waived by MacroMarkets LLC and MACRO Financial, LLC. Through September 30, 2007, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2.	Trustee Fees

Pursuant to the Declaration of Down-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Down-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Down-MACRO Asset Amount on such day. During the Reporting Period, a minimum Trustee fee was allocated to the Down-MACRO Holding Trust. Trustee fees for the three-months ended September 30, 2007 were $106,564 and for the nine-months ended September 30, 2007 were $239,030. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each paired issuance or paired optional redemption.

State Street Bank and Trust Company, a Massachusetts trust company, as the successor to Investors Bank & Trust Company, is the "Custodian" of the Trust assets on behalf of the Down-MACRO Holding Trust.

D. Distributions

The Trustee of the Down-MACRO Holding Trust will make quarterly and final distributions to each person who was a "Registered Owner", which is the depository or nominee thereof in which name the Down-MACRO Holding Shares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Down-MACRO Holding Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Down-MACRO Holding Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the quarters ended September 30, 2007, June 30, 2007, and March 31, 2007, the distributions were approximately $0.2817, $0.4431, and $0.5259 per share, respectively ($0.0939, $0.1477, and $0.1753 per share, respectively, after giving effect to the share split described in Note J). For the period ended December 31, 2006, the distribution was approximately $0.1488 per share ($0.0496 per share after giving effect to the share split described in Note J).

E. Share Transactions

For the nine-months ended September 30, 2007, 250,000 of the Down-Macro Holding Trust shares were created at the value of the equity attributable to such units of $14,236,865, with an underlying value of $15,401,500. The Down-MACRO Holding Trust receives, for each share issued, cash equal to the Starting Level ($60) and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase/decrease in the fair value of the settlement contracts from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of Changes in Shareholders' Equity. For the nine-months ended September 30, 2007, 450,000 of Down-MACRO Holding Trust shares were redeemed at the value of the equity attributable to such shares of $26,408,713, with an underlying value of $28,734,000.

F. Indemnifications

Under the Down-MACRO Holding Trust's organizational documents, the Depositor, the Trustee, NYMEX and MacroMarkets LLC are indemnified by the Down-MACRO Holding Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Down-MACRO Holding Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Down-MACRO Holding Trust's maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Down-MACRO Holding Trust based on events that have not yet occurred. However, the Down-MACRO Holding Trust expects the risk of loss to be remote.

G. New Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Depositor of the Down-MACRO Holding Trust is currently evaluating the impact the adoption of SFAS No. 157 will have on the Down-MACRO Holding Trust's financial statement disclosures.

On June 18, 2007, the American Institute of Certified Public Accountants' (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 07-1, "Clarification of the Scope of the Audit and Accounting Guide" Investment Companies and "Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). For those entities that are investment companies under the SOP, it also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Depositor of the Down-MACRO Holding Trust is currently evaluating the scope of SOP 07-1 and the impact it will have on the Down-MACRO Holding Trust's financial statement disclosures.

H. Concentration Risk

The Down-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Down-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver investment returns at underlying value corresponding inversely to the change in price of such crude oil futures is equal to $0.00. (Conversely, the maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the change in price of such crude oil futures is equal to twice the Starting Level $120.) Also, the Down-MACRO Holding Trust is exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts. In addition, State Street and Trust Company holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company in that the Down-MACRO Holding Trust may potentially lose all or a portion the cash that is held at State Street Bank and Trust Company.

I.  Termination of the Trust

The Down-MACRO Holding Trust will be terminated in December of 2026. On such date, the holders of any Down-MACRO Holding Shares which remain outstanding will receive the net assets of the Down-MACRO Holding Trust after the settlement and termination of all outstanding Settlement Contracts in the same manner as such contracts would be settled and terminated in connection with any Paired Optional Redemption. The Income Distribution Agreement will also be terminated on this date, but no settlement obligations will be due thereunder.

Additional termination events of the Down-MACRO Holding Trust consist of (i) any event in which any of the Paired Holding Trusts or the Tradeable Trusts (collectively, the "MACRO Trusts") become insolvent or bankrupt; (ii) any of the MACRO Trusts become required to register as "investment companies" under the Investment Company Act of 1940, as amended; (iii) the MACRO Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures or the applicable substitute reference oil price for five consecutive New York Business Days and no other substitute oil benchmark is identified and approved by the shareholders and/or the Depositor is unable to negotiate a licensing arrangement with any such substitute oil price provider; (iv) the Closing Price falls to only 15% of its Starting Level (at which Closing Price the Down-MACRO Holding Trust would be entitled to receive all but 15% of the Up-MACRO Holding Trust's assets) or the Closing Price rises to a level that is equal to 185% of its Starting Level (at which Closing Price the Down-MACRO Holding Trust would be entitled to retain only 15% of its own assets under the Settlement Contracts); (v) the reduction of the funds on deposit in either of the Paired Holding Trusts to an amount below $10 million U.S. dollars; and (vi) the amount of cash and U.S. government securities on deposit in the Up-MACRO Holding Trust or the Down-MACRO Holding Trust is reduced to $50 million or less after previously reaching an amount equal to $200 million or more, or the failure on the part of the Paired Holding Trusts to each hold cash and U.S. government securities in an amount equal to at least $200 million after six months or more have elapsed since the commencement of operations and the Depositor elects to terminate the Paired Holding Trusts. As of May 29, 2007, six months had elapsed since the commencement of operations of the Paired Holding Trusts and they held approximately $48.3 million of cash and government securities. Therefore, because the Paired Holding Trusts did not each hold cash and U.S. government securities in an amount equal to at least $200 million, after six months had elapsed since the Closing Date, the Depositor has the right, for so long as such $200 million threshold has not been reached, to terminate each of the Paired Holding Trusts. However, the Depositor currently has no intention of terminating the Paired Holding Trusts.

In the case of each of these termination events, including the event described in clause (iv) above, the Settlement Contracts would settle on the next distribution date on the basis of the Closing Price on the last New York Business Day that preceded that distribution date, which may be different from the Closing Price at the time when the termination event occurred.

J. Subsequent Event

On October 2, 2007, the Depositor announced a three-for-one split of the MACROshares Oil Down Holding Shares (formerly known as the Claymore MACROshares Oil Down Holding Shares). Each shareholder of record at the close of business on October 19, 2007 received two additional shares for every one share held on the record date. The payable date for the additional shares was October 22, 2007. Trading began on a split adjusted basis on October 23, 2007. The total number of authorized shares remains unlimited and the associated par value was reduced from $60 to $20 by this action. The share split requires retroactive restatement of all historical per share data in all financial statements filed subsequent to October 22, 2007. All references to the number of shares outstanding, contributed and redeemed in these Financial Statements and Notes to the Financial Statements have not been retroactively adjusted to give effect to the share split. The net loss per share and weighted average shares outstanding disclosed in the Statement of Operations and the per share distribution amounts disclosed in the Statement of Changes in Shareholders’ Equity have been restated to give effect to the share split.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Down-MACRO holding trust consist of an income distribution agreement and settlement contracts entered into with the Up-MACRO holding trust. The Down-MACRO holding trust also holds U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure its obligations under the income distribution agreement and the settlement contracts. The Down-MACRO holding trust makes quarterly distributions of its net income and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of NYMEX light sweet crude oil futures contract of a designated maturity, as established and reported by NYMEX on each price determination day (such price, the "Applicable Reference Price of Crude Oil"). The starting level for the Applicable Reference Price of Crude Oil for purposes of distributions on the Down-MACRO tradeable shares is $60.00. The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level.

The Down-MACRO holding trust issues and offers Down-MACRO holding shares on a continuous basis at their underlying value. Each new issuance is made at the request of authorized participants in the form of MACRO units consisting of pairs of 50,000 Down-MACRO holding shares and 50,000 Up-MACRO holding shares contemporaneously issued by the Up-MACRO holding trust.

The Down-MACRO holding trust distributes quarterly to its shareholders the net income from the Treasuries it holds on deposit during such quarter plus or minus, in accordance with the income distribution agreement, the amount received or paid to, as applicable, the Up-MACRO holding trust. Final distributions are made to shareholders on the earlier of the final scheduled termination date and an early termination date. Down-MACRO holding shares may be exchanged at any time by authorized participants for the underlying Down-MACRO trading shares on a one-to-one basis in minimum lots of 50,000 shares.

Daily Reporting

The American Stock Exchange or the "AMEX" acts as a calculation agent for the Down-MACRO holding trust, the Down-MACRO tradeable trust, the Up-MACRO holding trust and the Up-MACRO tradeable trust. Throughout each price determination day (as defined in the prospectus), from the opening of trading on NYMEX to the close of trading of the tradeable shares on the AMEX, the AMEX calculates and posts every fifteen seconds to the consolidated tape and on its website located at http://www.amex.com/amextrader, immediately following each transmission from NYMEX of the current market price of the light sweet crude oil futures contract of the designated maturity, an indicative per share underlying value of one Down-MACRO holding share and one Down-MACRO tradeable share. At the end of each price determination day, the AMEX also calculates the premium or discount of the mid-point of the bid/offer for the Down-MACRO tradeable shares on the AMEX to the per share underlying value of those shares for such price determination day that is calculated and provided to the AMEX by the trustee.

Per-Share Underlying Value of MACRO Holding Shares Relative to the Applicable Reference Price of Crude Oil

For the period July 1, 2007 to September 30, 2007, the per-share underlying value of the Down-MACRO holding shares tracked the inverse of the Applicable Reference Price of Crude Oil by an average daily price differential of $0.14 (.312% of DCR’s underlying value). The differential ranged from approximately $0.01 to approximately $ 0.28 and increased throughout the period leading up to the ex-dividend date of September 27, 2007, at which time the differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1a illustrates the differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1a

The differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Down-MACRO holding trust, after accruing for the fees and expenses incurred by the Down-MACRO holding trust. Exhibit 1b compares the per-share underlying value of the Down-MACRO holding shares relative to the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1b

For the period July 1, 2007 to September 30, 2007, the underlying value of the Up-MACRO holding shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.23 (0.31% of UCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.46 and increased throughout the period leading up to the ex-dividend date of September 27, 2007, at which time the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1c

The differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Up-MACRO holding trust, after accruing for the fees and expenses incurred by the Up-MACRO holding trust. Exhibit 1d compares the per-share underlying value of the Up-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1d

The Down-MACRO holding shares are not listed on any securities exchange or public trading market. The Down-MACRO holding shares may only be held by qualified institutional buyers (as defined in Rule 144A under the Securities Act), authorized participants (as defined in the prospectus), and the Down-MACRO Tradeable Trust.

As of September 30, 2007, all of the outstanding Down-MACRO holding shares were held by the Down-MACRO tradeable trust. Because there is no established public trading market for the Down-MACRO holding shares, high and low sales prices and bid information are unavailable. The following table sets for, for the period indicated, the high and low per share underlying values (as defined in the prospects) for the Down-MACRO holding shares.

Fiscal Quarter Ended September 30, 2007	High	Low
Third Quarter (beginning July 1, 2007)	$50.96 ($16.99*)	$37.13 ($12.38*)
*After giving effect to the share split described in Note J to the Financial Statements.

Review of Financial Results

Results of Operations

On November 29, 2006, the Down-MACRO holding trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for $12,000,000 in cash. Such shares were issued at their initial underlying value of $57.55 per share. Since this date, the Down-MACRO holding trust’s underlying value grew from approximately $11,500,000 at November 29, 2006 to approximately $13,422,500 at September 30, 2007 due to 600,000 shares (12 units) being created and 450,000 shares (9 units) being redeemed during the period.  Each unit consists of 50,000 shares. During the three months period ended September 30, 2007 no creations or redemptions of shares were made.

The Trust generated net investment income of approximately $ 214,000 during the quarter ended September 30, 2007 as a result of its investment in repurchase agreements and U.S. Treasury obligations. Additionally, as the valuation of the settlement contract increased during the period, as discussed below, the Trust generated approximately $575,000 of unrealized losses on the settlement contracts and income distribution agreement.

Liquidity

On October 1, 2007 the Board of Directors for Macro Securities Depositor declared a three for one stock split on both the Up and Down MACROshares trusts. The Board took this action based upon market feedback from investors and the Authorized Participants. These key comments were that the share price was expensive compared to competitive products and the creation and redemption unit sizes were out of line for the current specialist environment. The Board believes that the increase in the number of shares outstanding and the lower share price will increase market liquidity in the products.

Cash Flows From Operations

For the Nine Months Ended September 30, 2007
Cash flows from operating activities:

Net loss	$(2,580,753)

Adjustments to reconcile net loss to net cash used in operating activities:

Net unrealized depreciation on settlement contracts and income distribution agreement	3,519,824
Settlement receipts in excess of realized gain on settlement contracts and income distribution agreement with the Up-MACRO Holding Trust	1,189,500

Increase/decrease in operating assets and liabilities:
Interest receivable	6,277
Operating expense payable	2,323

Net cash provided by operating activities	2,137,171

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(28,734,000)
Distributions	(411,457)
Increase in Distribution payable to shareholders	(16,728)

Net cash used in financing activities	(14,094,184)

Net decrease in cash and cash equivalents	(11,957,013)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,161,787

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts more closely followed the eighteen-month NYMEX futures contract as opposed to their contractual value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Down-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the eighteen-month NYMEX futures contract.

As a result, the per share value on September 30, 2007, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $45.88 ($15.29 after giving effect to the share split described in Note J to the Financial Statements). The per share Underlying Value for the same day was $38.35 ($12.78 after giving effect to the share split described in Note J to the Financial Statements). The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Down-MACRO holding trust is not a party to any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the trustee to borrow for payment of the Down-MACRO holding trust’s ordinary expenses. The Down-MACRO holding trust does not engage in transactions in foreign currencies which could expose it or any of its shareholders to any foreign currency related risk. The Down-MACRO holding trust does not invest in any derivative financial instruments (other than the income distribution agreement and the settlement contracts) and has no foreign operations or long-term debt obligations.

Item 4.	Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Down-MACRO holding trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC, which have been authorized by resolutions adopted by its Board to oversee the financial reporting of the Down-MACRO holding trust, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Down-MACRO holding trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of September 30, 2007, the Down-MACRO holding trust's disclosure controls and procedures were effective.

There was no change in the Down-MACRO holding trust's internal controls over financial reporting that occurred during the Down-MACRO holding trust's most recently completed fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors since last disclosed under Part I, Item 1A, in our Annual Report on Form 10-K for the period ended December 31, 2006. However, additional disclosure language has been added to the prospectus regarding premium and discounts when the futures market experiences increased contango and backwardation in their pricing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Down-MACRO holding shares are offered on a continuous basis pursuant to the Down-MACRO holding trust and tradeable trust registration statement (Registration No. 333-135120). The proceeds from the sale of the Down-MACRO holding shares are invested, on each Distribution Date, in U.S. government securities that are scheduled to mature not later than the immediately following Distribution Date and over-night repurchase agreements fully collateralized by U.S. government securities.

The information contained in Part I, Item 2 under Review of Financial Results, Results of Operations, is hereby incorporated by reference.

Dividend

On September 27, 2007, the trustee declared a dividend of $0.281679 per Down-MACRO holding share ($0.093893 per share after giving effect to the share split described in Note J to the Financial Statements), which together with the dividends declared by the trustee on June 27, 2007, March 28, 2007, and December 27, 2006, accumulates to a total dividend since inception in the amount of $1.399558 ($0.466519 per share after giving effect to the share split described in Note J to the Financial Statements) to shareholders.

Issuer Purchase of Equity Securities

The Down-MACRO holding trust does not purchase shares directly from its shareholders. However, in connection with Paired Optional Redemptions (as defined in the prospectus), the Down-MACRO holding trust may redeem Down-MACRO holding shares (as part of the Paired Optional Redemption of MACRO units consisting of 50,000 Up-MACRO holding shares and 50,000 Down-MACRO holding shares; the Up-MACRO holding shares included in such MACRO units would be contemporaneously redeemed by the Up-MACRO holding trust.) From January 1, 2007 to September 30, 2007, 9 units (450,000 shares) were redeemed and 5 units (250,000) were created.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
—	MACROshares Oil Down Holding Shares and MACROshares Oil Down Tradeable shares prospectus, dated as of November 9, 2007*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

*	Denotes a document that was previously filed as part of the Registration Statement of the MACROshares Oil Down Holding Trust and the MACROshares Oil Down Tradeable Trust, File No. 333-135120.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
Depositor for the MACROshares
Oil Down Holding Trust

/s/ Samuel Masucci, III
Samuel Masucci, III
On behalf of the Depositor
and as Chief Executive Officer

/s/ John A. Flanagan
John A. Flanagan
On behalf of the Depositor
and as Chief Financial Officer

Date: November 14, 2007