Form 10-Q
period 2008-06-30
MACRO Securities Depositor, LLC; MacroShares $100 Oil Up Trust
filed 2008-08-14
CIK 1290059, 1429693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number of Issuing Entity: 333-150282-01

MacroShares $100 Oil Up Trust
(Exact name of issuing entity as specified in its charter)

Commission File Number of Depositor: 001-33173

MACRO SECURITIES DEPOSITOR, LLC
(Exact name of depositor as specified in its charter)

New York	26-2373659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o State Street Bank
and Trust Company, N.A.
Two World Financial Center

225 Liberty Street
New York,  NY 10281
(917) 790-4284
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Number of MacroShares $100 Oil Up Trust shares outstanding as of June 30, 2008: 400,000.

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of MacroShares $100 Oil Up Trust Shares, dated as of June 26, 2008, file no. 001-3317.

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

PART I.

FINANCIAL INFORMATION

1

Item 1.

Financial Statements

1

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 2A.

Review of Financial Results

16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.

Controls and Procedures

17

PART II.

OTHER INFORMATION

20

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

Exhibits

Exhibit 31.1

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350

ii

Part I: FINANCIAL INFORMATION

Item 1.

Financial Statements

 MacroShares $100 Oil Up Trust
Statement of Financial Condition (Unaudited)

June 30, 2008

Assets
Cash and cash equivalents	$10,000,000
Settlement contracts and income distribution agreement with the Down Trust	2,500,000
Interest receivable	438
Total assets	$12,500,438

Liabilities and Shareholders’ Equity
Operating expenses payable	$1,904

Total liabilities	1,904

Shareholders’ Equity
Equity attributable to Up MacroShares Trust, $25 par value, unlimited amount authorized, 400,000 issued and outstanding at June 30, 2008	12,498,534

Total Shareholders’ Equity	12,498,534

Total Liabilities and Shareholders’ Equity	$12,500,438

See notes to the unaudited financial statements

 MacroShares $100 Oil Up Trust
Statement of Operations (Unaudited)

June 30, 2008[1]

Investment Income
Interest	$438
Total investment income	438

Expenses
Operating expenses	1,904

Net loss	$(1,466)

Net loss per share	$-

Weighted average shares outstanding	400,000

See notes to the unaudited financial statements

   ______________________________

1 For the period June 27, 2008 (commencement of operations) through June 30, 2008.

 MacroShares $100 Oil Up Trust
Statement of Changes in Shareholders' Equity (Unaudited)

	Down Macro Shares	Founders Equity	Total

Shareholders’ Equity, beginning of period[1]	-	$1,000	$1,000

Contributions	$12,500,000	-	12,500,000

Redemptions	-	(1,000)	(1,000)
Net loss	(1,466)	-	(1,466)

Shareholders’ Equity, end of period[1]	$12,498,534	$-	$12,498,534

Share Activity

Shares outstanding, beginning of period[1]	-	40	40

Contributions	400,000	-	400,000
Redemptions	-	(40)	(40)

Shares outstanding, end of period[1]	400,000	-	400,000

See notes to the unaudited financial statement

   ______________________________

1 For the period June 27, 2008 (commencement of operations) through June 30, 2008.

 MacroShares $100 Oil Up Trust
 Statement of Cash Flows (Unaudited)

June 30, 2008[1]

Cash flows from operating activities:

Net loss	$(1,466)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase (decrease) in operating assets and liabilities:

Interest receivable	(438)
Operating expenses payable	1,904

Net cash provided by operations	-

Cash flows from financing activities:

Contributions	10,000,000
Redemptions	(1,000)

Net cash provided by financing activities	9,999,000

Net increase in cash and cash equivalents	9,999,000

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$10,000,000

See notes to the unaudited financial statements

   ______________________________

1 For the period June 27, 2008 (commencement of operations) through June 30, 2008.

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of June 30, 2008

A.

Organization

The MacroShares $100 Oil Up Trust (the “Up Trust”) is a trust formed under the laws of the State of New York by MACRO Securities Depositor, LLC (the “Depositor”), a Delaware limited liability company with MacroMarkets LLC as its sole member, on April 9, 2008 pursuant to a trust agreement entered into by the Depositor and State Street Bank and Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The “Up Trust Agreement” was amended and restated in full on June 26, 2008  by the Trustee, the Depositor, MacroMarkets LLC, as administrative agent, and Macro Financial, LLC, as marketing agent (in such capacities, the “Administrative Agent” and the “Marketing Agent”). The Up Trust Agreement governs the activities of the Up Trust and specifies the terms of the Up Trust Shares. The Depositor has also formed the MacroShares $100 Oil Down Trust (the “Down Trust” and, together with the Up Trust, the “Paired Trusts”). The descriptions of the Paired Trusts in these notes reflect the provisions of the trust agreements as amended and restated as described above.  Operations of the Up Trust commenced on June 27, 2008.  No creations or other activity occurred between April 9, 2008 and the commencement date. On April 9, 2008, the Depositor and the Administrative Agent each made an initial deposit of $500 into the Up Trust, for a total initial deposit of $1,000 (the “Founders’ Equity”). During the period ended June 30, 2008, the Founders’ Equity of the Up Trust was redeemed and returned to the Depositor and the Administrative Agent.  Each of the Paired Trusts issues shares on a continuous basis (which are referred to, respectively, as “Up MacroShares” and “Down MacroShares,” and, collectively, as “Paired Shares”) in minimum aggregations called “MacroShares Units,” each of which consists of 50,000 Up MacroShares and 50,000 Down MacroShares. Paired Shares are issued at the direction of Authorized Participants (as defined herein). The objective of the Paired Trusts is, in the case of the Up Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of that price on or about the date of the first issuance of Paired Shares ( the “Starting Level”) and, in the case of the Down Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level. On June 27, 2008, the Starting Level was established as $100 and as a result, the maximum price range within which the Paired Shares will provide returns is $0 to $200. There can be no assurance that the Paired Trusts will achieve their investment objective. The percentage change in the price of NYMEX crude oil futures from the Starting Level is referred to as the “Price Level Percentage Change” and is defined as, on any date, the absolute value of (x) the Ending Level of the Applicable Reference Price of Crude Oil on that date (or the last preceding Price Determination Day if the date of determination is not a Price Determination Day) minus the Starting Level of the Applicable Reference Price of Crude Oil divided by (y) the Starting Level.

The trustee deposits one-half of the aggregate funds received by it in connection with an issuance of paired shares into the Up Trust and the other half into the Down Trust, without regard to the per share underlying values at which the Up and Down MacroShares were issued, in order to preserve the one-to-one ratio of cash and treasuries on deposit (such cash and treasuries on deposit being referred to as the “Investment Amount”) in the Paired Trusts. The proportion of the Investment Amounts in the Up Trust and the Down Trust of 1:1 will be maintained throughout the entire life of the Paired Trusts by virtue of the requirement that redemptions and issuances must be done in MacroShares units composed of an equal number of Up MacroShares and Down MacroShares. Up MacroShares and Down MacroShares are issued at underlying value, and the difference between the underlying value of the Up MacroShares and Down MacroShares issued and the amount deposited into each Trust is attributable to the effects of the provisions of the Settlement Contracts and Income Distribution Agreement (both of which are described below).

The underlying value formula described in the prospectus and the requirement that Up MacroShares can only be issued and redeemed in paired optional redemptions and paired issuances and only in the form of MacroShares units, is intended to ensure that a $1 change in the settlement price in the Applicable Reference Price of Crude Oil will result in a $0.25 change in the per share underlying value of each Up MacroShare. Accordingly, the underlying value of four Up MacroShares is expected to be equivalent to the value of one barrel of oil. However, there can be no assurance that this objective will be achieved.  The “underlying value’ of the Up Trust’s shares represents that portion of the proceeds of the assets of the Up Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Up Trust were to make a final distribution on the Up MacroShares.  The underlying value per share of the Up MacroShares at June 30, 2008 was $ 35.00.

The assets of the Up Trust consist of cash, U.S. government securities, repurchase agreements collateralized by U.S. government securities (collectively referred to as “treasuries”) and over-the-counter derivative instruments entered into between the Paired Trusts. The interest income on the treasuries during a calculation period, less the expenses of the Up Trust for that period, is referred to as the “Available Income Accrual” for that period. The derivative instruments consist of the “Income Distribution Agreement,” which is described below, and the  “Settlement Contracts” which provide that the Up Trust will be entitled to receive from, or be required to make to, the Down Trust a payment at the termination of each of these contracts in an amount that reflects the percentage change between the settlement price of NYMEX crude oil futures contracts (the “Closing Price”) at the time when the Settlement Contracts are terminated and the Starting Level of $100.  The NYMEX crude oil futures contracts that are referenced by the Paired Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month’s contract to the succeeding month’s contract may not take place later than the 17th day of each month).

For purposes of determining the underlying value at which Paired Shares are redeemed or created,  each Settlement Contract is valued on each “New York Business Day” (any day on which stock exchanges and New York money center banks are open for business) based on the Closing Price and the resulting percentage change in the Closing Price from the Starting Level and the sum of the Up Trust earned income accruals (as defined below) for each day that has elapsed during the current calculation period, up to and including the current business day. The performance obligations of the Paired Trusts to each other under the Settlement Contracts are collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Trusts. The Up Trust’s obligations are not leveraged and the Up Trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a Paired Optional Redemption, an early termination or the final scheduled termination of the Paired Trusts.

The "Income Distribution Agreement" entered into between the Paired Trusts is the means for allocating between the Paired  Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts, net of expenses. Under the Income Distribution Agreement, the Up Trust is obligated to pay a portion of its income to the Down Trust or entitled to receive a portion of the Down Trust's income, based on the Price Level Percentage Change for each day of the calendar quarter between distribution dates.  The Up Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects the change in either an asset receivable by it or a liability payable by it, based upon the Price Level Percentage Change.  A payment is made by one of the Paired Trusts to the other on each quarterly distribution date and the Up Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Down Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.  As a result, the amount of the Available Income Accrual that will be retained by the Up Trust and the net amounts received or paid in connection with issuances or redemptions and relating to the portion of underlying value attributable to such retained Available Income Accrual (referred to as the “Earned Income Accrual”) means, for each calendar day occurring during any calculation period:

•

if on such date the Ending Level is above the Starting Level, the Up Available Income Accrual for that date plus the product of (i) the Down Available Income Accrual for that date and (ii) the Price Level Percentage Change on that date;

•

if on such date the Ending Level is below the Starting Level, the Up Available Income Accrual for that date minus the product of (i) such Up Available Income Accrual and (ii) the Price Level Percentage Change on that date; and

•

if on such date the Ending Level is equal to the Starting Level, the Up Available Income Accrual for that date;

plus

•

if the day of measurement is also an Issuance Date on which a net increase in the Up Aggregate Par Amount has occurred after giving effect to all Paired Issuances and Paired Optional Redemptions on that date, the product of the number of Up MacroShares created on such date constituting such net increase and the income component of the Per Share Underlying Value of each such Up MacroShare, representing the Up Earned Income Accrual allocable to such share during the period from the last preceding Distribution Date to such Issuance Date;

minus

•

if the day of measurement is also a Redemption Date on which a net decrease in the Up Aggregate Par Amount has occurred after giving effect to all Paired Optional Redemptions and Paired Issuances on that day, the product of the number of Up MacroShares redeemed on such day constituting such net decrease and the income component of the Per Share Underlying

Value of each such Up MacroShare, representing the Up Earned Income Accrual allocable to such share during the period from the last preceding Distribution Date to such Redemption Date.

The Up Earned Income Accrual for each Calculation Period will be equal to the sum of the Up Earned Income Accruals for each day of that Calculation Period.

If the Up Trust has no available income on any distribution date, then it will not make any payment under the Income Distribution Agreement that it may otherwise have been required to make to the Down Trust. Similarly, if on any distribution date the proceeds of the treasuries in the Down Trust minus its fee deduction amount are equal to or less than the Down Trust aggregate par amount, then the Down Trust will not have any available income and it will not make any payment under the Income Distribution Agreement that it may otherwise have been required to make to the Up Trust on that distribution date. If either of the paired trusts fails to make a payment under the Income Distribution Agreement on any distribution date because it does not have any available income, that trust will not be required to make up that payment on any subsequent distribution date, even if it has funds available to do so.

If on any distribution date the Up Trust does not have any available income and does not receive any available income from the Down Trust, it will not make any quarterly distribution to its shareholders on that distribution date.

As of June 30, 2008, market interest rates on securities permitted to be owned by the Paired Trusts were below the fee deduction amount charged by the Up Trust.  Accordingly, the ability of the Trust to make distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount.

The Settlement Contracts

Upon each issuance of Up MacroShares as part of a MACRO Unit in a Paired Subsequent Issuance, the Up Trust enters into a new Settlement Contract with the Down Trust.  For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Shares.  Under the Settlement Contracts, the Up Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Down Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Down Trust.  The settlement payments made or received pursuant to the Settlement Contracts are based on the difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Shares is delivered to the Administrative Agent.  The final distribution on the Up MacroShares depends upon the settlement payment that the Up Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Up Trust.

The settlement obligations of the Paired Trusts under the Settlement Contracts are fully supported by the cash, government securities and repos held by each trust.

As a result of the Settlement Contracts and Income Distribution Agreement, the “Underlying Value” of the Up Trust will equal, on any Price Determination Day occurring during any Calculation Period:

•

if the Ending Level of the Applicable Reference Price of Crude Oil on that Price Determination Day is above the

Starting Level:

-

the sum of the Up Earned Income Accruals for each day that has elapsed during such Calculation Period, up to and including the relevant current Price Determination Day plus

-

the Up Investment Amount on such day

plus

-

the Down Investment Amount on such day multiplied by the Price Level Percentage Change for such day,

OR

•

if the Ending Level of the Applicable Reference Price of Crude Oil on that Price Determination Day is below the

Starting Level:

-

the sum of the Up Earned Income Accruals for each day that has elapsed during such Calculation Period, up to and including the relevant current Price Determination Day plus

-

the Up Investment Amount on such day

minus

-

the Up Investment Amount on such day multiplied by the Price Level Percentage Change for such day,

OR

•

if the Ending Level of the Applicable Reference Price of Crude Oil on that Price Determination Day is equal to the Starting Level, the sum of the Up Earned Income Accruals for each day that has elapsed during such Calculation Period, up to and including the relevant Price Determination Day, plus the Up Investment Amount on that day.

The Underlying Value of the Up Trust for any Price Determination Day that is followed by one or more days that are not Price Determination Days will include the Up Earned Income Accruals for each of these days, calculated on the basis of the Applicable Reference Price of Crude Oil on the current Price Determination Day. The Underlying Value of the Up Trust on any day that is not a Price Determination Day will be equal to its Underlying Value on the last preceding Price Determination Day.

Distributions

Each shareholder who is a registered holder of Up MacroShares on the Record Date will be entitled to receive the Quarterly Distribution, as calculated below. The Quarterly Distribution will be paid out to shareholders on the Distribution Payment Date that follows each Distribution Date.

The Underlying Value of the Up Trust on each Distribution Date will be calculated before Available Income, if any, is deducted from that Underlying Value and set aside for payment as a Quarterly Distribution on the related Distribution Payment Date. As a result, the Underlying Value of the Up Trust on the day following each Distribution Date will reflect a relative decrease from the Underlying Value on that Distribution Date that will be unrelated to any movement in the level of the Applicable Reference Price of Crude Oil.

On each Distribution Date, other than on the Final Scheduled Termination Date or an Early Termination Date and other than with respect to any shares for which a redemption order was placed and settled prior to the related Record Date, the Up Trust will declare a “Quarterly Distribution” on each outstanding Up MacroShare equal to the sum of Up Earned Income Accruals for each day of the preceding Calculation Period divided by the aggregate number of outstanding Up MacroShares on that Distribution Date.

On the Distribution Payment Date that follows each Distribution Date, the Up Trust will distribute such amount on each outstanding Up MacroShare.

Distributions of the Up Earned Income Accruals on the Final Scheduled Termination Date, an Early Termination Date or any Redemption Date will be made as part of the Final Distribution that is made on those dates.

If available, an amount equal to the Up Aggregate Par Amount will always be reinvested by the Trustee, at the direction of the Administrative Agent, in new treasuries on each Distribution Date unless that Distribution Date is the Final Scheduled Termination Date or an Early Termination Date. If a redemption order is delivered on a Distribution Date or on the day preceding a Distribution Date, the Up Aggregate Par Amount will first be reduced by the aggregate par amount of any Up MacroShares being redeemed on that date. If, after expenses, the funds remaining on deposit in the Up Trust on any Distribution Date are equal to or less than the Up Aggregate Par Amount, then all of these remaining funds must be reinvested in treasuries and the trust will have no Available Income on that date. If less than the Up Aggregate Par Amount is invested in treasuries on any Distribution Date, the deficiency in the amount that is invested must be made up out of income received on subsequent Distribution Dates until the amount invested does equal the Up Aggregate Par Amount.

Issuance and Redemption

Paired Shares are only created and redeemed, and Up MacroShares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants").

Authorized Participants may direct the issuance and redemption of Up MacroShares and Down MacroShares in MacroShares Units on a continuous basis. “Paired Issuances” are all issuances of Paired Shares in MacroShares Units that occur at any time after the formation of the Paired Trusts, and “Paired Optional Redemptions” are all optional, shareholder-directed redemptions of Paired Shares in MacroShares Units. Paired Shares are always issued in Paired Issuances and always redeemed in Paired Optional Redemptions at a specified redemption price equal to the combined underlying values of the Paired Trusts attributable to the shares being issued or redeemed. The final distribution made on the Up MacroShares being redeemed in a Paired Optional Redemption will equal the ratable portion of the net assets of the Up Trust that are remaining in the trust after it has made or received a settlement payment under each Settlement Contract that was terminated in connection with such redemption. The market price of the Up MacroShares or Down MacroShares at the time of the redemption of any Paired Shares will have no effect on or relation to the price at which the applicable trust is required to redeem those shares.

Orders for Paired Issuances and Paired Optional Redemptions will be accepted from Authorized Participants on each New York Business Day. Paired Issuances and Paired Optional Redemptions can be settled on order date plus one business day, except that, any redemption order that is delivered on a distribution date or on the business day following a distribution date will be settled on the third business day following the redemption order date to ensure that any Authorized Participant who places a redemption order on these two days will still be considered a holder of record on the record date and, therefore, eligible to receive its quarterly distribution, if any, for the preceding calculation period.

B.

Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Up Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period presented in the accompanying financial statements (the "Reporting Period").  Actual results could differ from those estimates.

General

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts is earned from settlement date and is recorded on an accrual basis.  Expenses are recorded on an accrual basis as incurred.

Cash and Cash Equivalents

The Up Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

The Up Trust invests in debt securities issued by the U.S. government and repurchase agreements (or "repos") collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days.  The Up Trust may enter into repurchase agreements with banks and broker-dealers whereby the Up Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date.  The Up Trust, through its custodian, takes possession of securities that are used as collateral.  In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Up Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, each daily recording of the difference between the Closing Price and the Starting Level is referred to as the daily calculation of the amount due to or from the Up Trust under the Settlement Contract.  If the Closing Price exceeds its Starting Level an asset receivable is recorded as being due from the Down Trust under the Settlement Contracts.  If the Closing Price is less than its Starting Level, a liability payable to the Down Trust is recorded under the Settlement Contracts.  If the Closing Price equals its Starting Level, no accounting entry is recorded.

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up MacroShares on the AMEX.  The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material.  The fair value of the settlement contract created on June 27, 2008 and held by the Up Trust as of June 30, 2008 for financial reporting purposes was different from the value used to determine underlying value, as defined previously. There were no settlement contract creations prior to June 27, 2008 nor were there any redemptions during the reporting period.

Income Distribution Agreement

Under the Income Distribution Agreement with the Down Trust, the Up Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) and an accrual for other expenses, for the payment of fees and expenses, to the Down Trust or (2) entitled to receive all or a portion of the Down Trust's income, after the Down Trust has deducted a fixed number of basis points for the payment of its asset-based expenses and an accrual for other expenses.

For the purpose of determining the underlying value at which Paired  Shares are redeemed or created, if the Closing Price on any New York Business Day exceeds its Starting Level, the Up Trust records a payment obligation to be made to it by the Down Trust under the Income Distribution Agreement as an asset receivable for that day.  If the Closing Price is less than its Starting Level on any New York Business Day, the Up Trust records a liability payable to the Down Trust under the Income Distribution Agreement.  If the Closing Price equals its Starting Level, no accounting entry is recorded.  For any day that is not a New York Business Day, the Closing Price from the last preceding New York Business Day is used to calculate the asset or liability under the Income Distribution Agreement for that day.  The assets receivable and liabilities payable by the Up Trust for each day of the Calculation Period are netted in order to determine whether the Up Trust will make a payment to, or be entitled to receive a payment from, the Down Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the Income Distribution Agreement constitutes a derivative contract. Accordingly, the Up Trust records the Income Distribution Agreement in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the Income Distribution Agreement, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the Income Distribution Agreement as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the Income Distribution Agreement existed, and the differences could be material.  The fair value of the Income Distribution Agreement held by the Up Trust on the initial creation date, June 27, 2008, and as of June 30, 2008 for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Fair Value

The Up Trust adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008.  In accordance with FAS 157, fair value is defined as the price that the Up Trust would receive upon selling the settlement contracts and income distribution agreement in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. FAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. The three-tier hierarchy of inputs is summarized in the three broad Levels listed below.

•

Level 1 – quoted prices in active markets for identical investments

•

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

•

Level 3 – significant unobservable inputs (including the Up Trust’s own assumptions in determining the fair value of investments)

The following is a summary of the inputs used as of June 30, 2008 in valuing the Up Trust’s settlement contracts and the income distribution agreement carried at value:

Level 1 – Quoted Prices	$-
Level 2 – Other Significant Observable Inputs	-
Level 3 – Significant Unobservable Inputs	2,500,000
Total	$2,500,000

Summary of Level 3 Inputs During the Period from June 27, 2008 (commencement of operations) to June 30, 2008

Level 3 Inputs on Fair Valuation of Settlement Contracts and the Income Distribution Agreement

Balance at beginning of period	-

Creation Activity	$2,500,000

Redemption Activity	-

Realized and Unrealized Gains or Losses	-

Transfers in or out of Level 3 in response to changes of significant inputs	-

Balance at end of period	$2,500,000

Federal Income Taxes

The Up Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C.

Operating Expenses and Related Party Waivers

Operating expenses are deducted daily from the income earned by the Up Trust in an amount equal to the product of the trust's assets, including Treasuries and cash (but excluding the value of the settlement contracts and the Income Distribution Agreement), held by the Up Trust on each day (the "Up Trust Asset Amount") and (i) a rate of 95 basis points (one basis point equals 0.01%) per annum and an estimated fixed annual amount of approximately $600,000 divided by 365 or 366, depending upon the number of days in the current year.

C1.

Related Party Expenses

Pursuant to the Up Trust Agreement, the Up Trust, commencing on June 30, 2008, pays MacroMarkets LLC a fee that accrues daily at an annualized rate of 0.25% of the Up Trust Asset Amount for acting as the Administrative Agent.  The fee for the period ended June 30, 2008 was $68.

The Up Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MacroShares structure, which accrues daily at an annualized rate of 0.05% on the Up Trust Asset Amount, (ii) a structuring fee for structuring the product, which accrues daily at an annualized rate of 0.10% on the Up Trust Asset Amount, (iii) a sub-licensing fee for the right to reference the NYMEX light sweet crude oil futures contracts which accrues daily at an annualized rate of 0.065% on the Up Trust Asset Amount and pays (b) Macro Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.335% of the Up Trust Asset Amount.  The MacroMarkets, LLC and Macro Financial, LLC fees for acting in these capacities for the period ended June 30, 2008 were $150.

C2.

Trustee Fees

Pursuant to the Declaration of the Up Trust, the Trustee receives a fee with respect to the services for the Up Trust in an amount equal to the product of a per annum rate of up to 0.12% and the Up Trust Asset Amount on such day.  Trustee fees for the period ended June 30, 2008 were $33.  In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each Paired Issuance or Paired Optional Redemption.

State Street Bank and Trust Company, N.A., a national bank chartered by the Office of the Comptroller of the Currency, is the "Custodian" of the trust assets on behalf of the Up Trust.

D.

Distributions

The Trustee of the Up Trust will make quarterly and final distributions to each person who was a "Registered Owner," which is the depository or nominee thereof in which name the Up MacroShares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Up Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Up Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances.  For the period ended June 30, 2008, no distribution was made.

E.

Share Transactions

Issuances and redemptions of Up MacroShares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on GAAP, which may differ from underlying value.

On June 27, 2008, the Up Trust issued 400,000 shares to the initial Authorized Participant at the value of the equity attributable to such shares of $12,500,000 or $31.25 per share.  The Up Trust receives, for each four shares issued, cash equal to the starting level ($100).  The increase in the contractual value of the settlement contracts and income distribution agreement resulting from the initial creation results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance.  There were no redemptions, other than shares representing initial Founder’s Equity discussed above, in the period ended June 30, 2008.

The Up MacroShares are classified as “redeemable” for financial statement purposes, because they are subject to continuous redemption as described in the prospectus for such shares. Individual investors cannot purchase or redeem shares in direct transactions with the Up Trust.  The Up Trust only deals with Authorized Participants, who may redeem Up MacroShares at any time (but only together with Down MacroShares in the prescribed minimum aggregations that constitute MacroShares Units), provided that optional redemptions of shares may be suspended in certain circumstances which are described in the trust agreement.

F.

Indemnifications

Under the Up Trust Agreement, under the Authorized Participant Agreements and certain licensing agreements, the Depositor, the Trustee, NYMEX, the Authorized Participants and MacroMarkets LLC are indemnified by the Up Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Up Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Up Trust's maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements, the Authorized Participant Agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Up Trust based on events that have not yet occurred. However, the Up Trust expects the risk of loss to be remote.

G.

Recent Accounting Pronouncements

 In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), was issued and is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures to provide information about the reasons the Paired Trusts invest in derivative instruments, the accounting treatment and the affect derivatives have on financial performance.  Management is currently evaluating the impact the adoption of SFAS 161 will have on the Up Trust's financial statement disclosures.

H.

Concentration Risk

The Up Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts.  Therefore, the primary risk of loss to the Up Trust comes from fluctuations in the Closing Price of crude oil futures contracts.  The maximum price level of crude oil futures for which the Up Trust can deliver positive investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level of $100, or $200.  (Conversely, the minimum price level of crude oil futures for which the Down Trust can deliver positive investment returns at underlying value corresponding inversely to the price of such crude oil futures is zero.)  Also, the Up Trust is exposed to possible indemnification obligations, as described above.  An additional risk comes from interest rate fluctuations, which affect the total amount of income earned by the Paired Trusts.  In addition, State Street Bank and Trust Company, N.A. holds 100% of the cash and cash equivalents on deposit.  There are risks in terms of exposure to State Street Bank and Trust Company, N.A. in that the Up Trust may potentially lose all or a portion of the cash that is held at State Street Bank and Trust Company, N.A..

I.

Termination of the Trust

The Up Trust is scheduled to be terminated on December 27, 2013.  On such date, the holders of any Up MacroShares which remain outstanding will receive the net assets of the Up Trust after the settlement and termination of all outstanding Settlement Contracts in the same manner as such contracts would be settled and terminated in connection with any Paired Optional Redemption. The Income Distribution Agreement will also be terminated on this date, but no settlement obligations will be due thereunder.

Additional termination events of the Up Trust consist of (i) any event in which either of the Paired Trusts  becomes insolvent or bankrupt; (ii) either of the Paired Trusts becomes required to register as an "investment company" under the Investment Company Act of 1940, as amended; (iii) the Paired Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures or the applicable substitute reference oil price for five consecutive New York Business Days; (iv) either of the Paired Trusts becomes a commodities pool that is subject to regulation under the Commodity Exchange Act, as amended, (v) DTC becomes unwilling or unable to act as depository and no suitable replacement is willing or able to assume the duties of a depository for the Paired Trusts, (vi) the Depositor elects to terminate the Paired Trusts and 66 and 2/3% of the holders of the Up Trust and the Down Trust, each voting as a separate class, consent to such termination, (vii) the administrative agent resigns or is unable to perform its duties under one or both trust agreements of the paired trusts, or becomes bankrupt or insolvent, and no suitable replacement is willing and able to assume the duties of the administrative agent under the Trust agreements, (viii) on any business day, the Applicable Reference Price of Crude Oil rises to or above $185.00, or falls to or below $15.00 and, in either case, the Applicable Reference Price of Crude Oil remains at that level for three consecutive price determination days, (ix) either of the Paired Trusts becomes under-collateralized, as measured on any Distribution Date prior to the making of any payments or distributions on that Distribution Date and without taking into account the rights and obligations of the Paired Trusts under the Income Distribution Agreement and the Settlement Contracts, such that the amount of cash on deposit in the affected trust is equal to 90% or less of the cash on deposit in the other trust; (x) the amount of cash and treasuries on deposit in the Up Trust or the Down Trust is reduced to less than $10 million; and (xi) the amount of cash and treasuries on deposit in the Up Trust or the Down Trust is less than $50 million U.S. dollars and the Depositor elects, in its sole discretion, to terminate the trusts.

In the case of each of these termination events, including the event described in clause (viii) above, but excluding the event described in clause (ix) above, the Settlement Contracts would settle on the next Distribution Date on the basis of the Closing Price on the last Price Determination Date preceding that Distribution Date, which may be different from the Closing Price at the time when the termination event occurred.  In the case of the termination trigger described in clause (ix) above, Settlement Contracts will settle on the same Distribution Date on which such termination trigger occurred.

J.

Subsequent Event

On July 1, 2008, initial trading of Up MacroShares commenced on the American Stock Exchange.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Up Trust consist of an income distribution agreement and settlement contracts entered into with the Down Trust. The Up Trust will also hold cash, U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure its obligations under the income distribution agreement and the settlement contracts. The Up Trust will make quarterly distributions of its net investment income and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of NYMEX light sweet crude oil futures contracts of a designated maturity, as established and reported by NYMEX on each price determination day. The starting level for the Applicable Reference Price of Crude Oil is $100.00.  The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level.

The Up Trust distributes quarterly to its shareholders the income from government securities and overnight repurchase agreements (“Treasuries”) it holds on deposit during such quarter less the fee deduction amount, plus or minus, in accordance with the income distribution agreement, the amount received from or paid to, as applicable, the Down Trust.  Final distributions are made to shareholders on the earlier of the final scheduled termination date or an early termination date.

Effective July 1, 2008, the Up MacroShares have traded on the American Stock Exchange under the symbol "UOY."

Daily Reporting

Effective July 1, 2008, the American Stock Exchange or the "AMEX" has acted as a calculation agent for the Up Trust, and the Down Trust.  Throughout each price determination day (as defined in the prospectus), from the opening of trading on NYMEX to the close of trading of the Paired Shares on the AMEX, the AMEX will calculate and post every fifteen seconds to the consolidated tape and on its website located at http://www.amex.com/amextrader, immediately following each transmission from NYMEX of the current market price of the light sweet crude oil futures contract of the designated maturity, an indicative per share underlying value of one Up MacroShare. At the end of each price determination day, the AMEX will also calculate the premium or discount of the mid-point of the bid/offer for the Up MacroShares on the AMEX to the per share underlying value of those shares for such price determination day that will be calculated and provided to the AMEX by the trustee.

The following table sets forth, for the period indicated, the high and low market price per share for the Up MacroShares.

Three Months Ended June 30, 2008	High	Low
First Quarter (beginning April 14, 2008)	N/A	N/A

Per-Share Underlying Value of MACRO Trust Shares Relative to the Applicable Reference Price of Crude Oil and the Market Price

Tracking UOY and DOY Benchmark NYMEX Oil Futures Contract.

The Paired Trusts seek to passively hold a portfolio of Treasuries and overnight repurchase agreements (“Treasuries”) and derivative agreements such that changes in the daily underlying value, on a dollar basis, closely track changes in the daily price of the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”).  The Up MacroShares (“UOY”) seek to deliver the positive performance of the Benchmark, and Down MacroShares (“DOY”) seek to deliver the inverse performance of the Benchmark against the benchmark issuance price of $100.00 per barrel.  There is no active management of futures contracts or any other derivative contract in any component of the returns.

The Treasury portfolio must mature to cash prior to the quarterly distribution date.  The daily change in the underlying value is equal to one fourth of the daily price increase of the Benchmark plus accrued net income from the Treasuries.  To demonstrate, if the one day price change in the Benchmark is equal to one dollar, UOY’s underlying value is expected to increase by twenty five cents plus the interest earned on the Treasuries less expenses.  A portion of the net income on the Treasuries will be also allocated to UOY from the DOY trust when the designated Benchmark price is above $100.00 per barrel. Likewise, the underlying value of DOY, as defined within the prospectus, is expected to reflect a decline in value, equal to twenty five cents and the portion of the net income earned on the Treasuries allocable to UOY.

The underlying value of four shares of UOY is expected to equal the benchmark future value of one barrel of oil and the underlying value of 4 shares of DOY is expected to equal the inverse benchmark future value of one barrel of oil against the original Starting Level of $100.

For benchmark oil prices below $100.00 per barrel, the underlying value of 4 shares of UOY would be expected to decline approximately $1.00 in value for each $1.00 decline in the benchmark future oil price. An example of this process (disregarding the daily accrual and allocation of income from the Treasuries) is as follows:

Day 1 of the trusts:

Assumed Starting Level of the Benchmark futures price: $100 per barrel

UOY= $100.00/4 or $25.00 per share

DOY= $100.00/4 or $25.00 per share

Initial par value of one set of paired shares = $25.00+ $25.00 or $50.00 per set of paired shares

Day 2 of the trusts:

Actual level of the Benchmark futures price: $130 per barrel

UOY=$130/4 or $32.50 per share

DOY=$ 70/4 or $17.50 per share

Day 2 par value of one set of paired shares = $32.50+$17.50 or $50 per set of paired shares

Day 3 of the trusts:

Actual level of the Benchmark futures price: $115 per barrel

UOY=$115/4 or $28.75 per share

DOY=$ 85/4 or $21.25 per share

Day 3 par value of one set of paired shares = $28.75+$21.25=$50 per set of paired shares

Macro Financial, LLC, the marketing agent, dedicates resources to educating investors about the new product structure of the paired Up MacroShares and Down MacroShares.  Certain critics, who we believe have not committed sufficient effort to understanding the MacroShares prospectus or discussing the product with Macro Financial, LLC personnel, continue to want to compare MacroShares to ETFs. These bloggers have attempted to explain the performance of a prior MacroShares issuance using the performance attributes of ETFs. However, no ETF is created in pairs and no ETF attempts to deliver the performance of a benchmark without supporting their performance by holding the underlying securities contained within the benchmark. Additionally, MacroShares do not and can not change the underlying market dynamics of the benchmark. Therefore, contango and backwardation in the NYMEX light sweet crude oil future contracts (“oil”) may be reflected in the performance of UOY and DOY in the form of premiums and discounts. Any futures market in contango represents the expectation of higher prices for the commodity into the future just as a premium reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. A commodities futures market in backwardation represents the expectation of lower prices in the future and thus any discount in UOY may reflect the expected lower future value of oil. In addition, as the benchmark oil price moves from the Starting Level, the maximum potential of UOY and DOY for future appreciation and depreciation will change accordingly.  If the benchmark oil price rises above the Starting Level, UOY's maximum potential future appreciation will decline, and maximum potential future depreciation will increase, in proportion to the increase in the benchmark oil price.  The change in the potential for future appreciation and depreciation may be an additional factor that could result in the future market prices of UOY and DOY reflecting a premium or a discount to underlying value, and the magnitude of the impact on the premium or discount may vary with the magnitude of the difference between the benchmark oil price and the Starting Level.

The paired nature of the MacroShares’ creation and redemption process indicates that, effective with the commencement of trading on July 1, 2008, if the Up MacroShares are trading at a premium, the Down MacroShares should trade at a discount in order to preserve the combined underlying value of the paired shares and the creation/redemption relationship to each other. Likewise, if the Up MacroShares are trading at a discount, the Down MacroShares must trade at a premium in order to preserve the combined underlying value and the creation/redemption relationship to each other.

Potential investors in MacroShares should understand that MacroShares are a relatively new class of products and that the performance attributes of the benchmark asset’s market will be reflected in the performance of the passively managed MacroShares.

Item 2A.

Review of Financial Results

Results of Operations

On June 27, 2008, the Up Trust established its starting level at $100.00 and issued 400,000 shares to the initial authorized purchaser at the value of the equity attributable to such units of $12,500,000.  The Up Trust received, for each four shares issued, cash equal to the starting level ($100). Such shares were issued at a fair value of $31.25 per share.

During the period ended June 30, 2008, the net investment loss of the Up Trust was $1,466.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the Up Trust's liquidity increasing or decreasing in any material way.  The main obligations of each of the Up Trust and Down Trust are its obligations, if any, pursuant to the Income Distribution Agreement and Settlement Contracts.  The Up Trust and Down Trust hold U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure each of its obligations under the Income Distribution Agreement and the Settlement Contracts.

Cash Flows From Operations

For the Period Ended June 30, 2008[1]

Cash flows from operating activities:

Net investment loss	$(1,466)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase (decrease) in operating assets and liabilities:
Interest receivable	(438)
Operating expenses payable	1,904

Net cash provided by operations	-

Cash flows from financing activities:

Contributions	10,000,000
Redemptions	(1,000)

Net cash provided by financing activities	9,999,000

Net increase in cash and cash equivalents	9,999,000

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$10,000,000

   ______________________________

1 For the period June 27, 2008 (commencement of operations) through June 30, 2008.

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts.  Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent.  As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs.  These inputs include the contractual amount due to or from the Down Trust, applicable market indices, and the prices of transactions in Up MacroShares on the American Stock Exchange.  At June 30, 2008, the Administrative Agent determined the fair value of these contracts was more appropriately based upon its expectation that, effective with the public issuance in Up MacroShares, such market prices would initially trade at a discount to underlying value due to oil market prices approaching the higher level of the Up Trust’s performance range, and accordingly, had greater opportunity for a price reversal as opposed to continued appreciation.

As a result, the per share underlying value on June 30, 2008, for financial reporting purposes, based upon the fair valuation determination by the  Administrative Agent, was $31.25. The per share underlying value for the same date was $35.00. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Up Trust is not a party to any off-balance sheet arrangements, except for the Income Distribution Agreement and Settlement Contracts.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the trustee to borrow for payment of the Up Trust’s ordinary expenses.  The Up Trust does not engage in transactions in foreign currencies which could expose it or any of its shareholders to any foreign currency related risk.  The Up Trust does not invest in any derivative financial instruments (other than the income distribution agreement and the settlement contracts) and has no foreign operations or long-term debt obligations.

Item 4.

Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Up Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC which have been authorized by its Board to oversee the financial reporting of the Up Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of June 30, 2008, the Up Trust's disclosure controls and procedures were effective.

There was no change in the Up Trust’s internal controls over financial reporting that occurred during the Up Trust's most recently completed fiscal period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

There have been no material changes in the risk factors since last disclosed in the Up Trust’s Prospectus, dated June 26, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Up MacroShares are offered on a continuous basis pursuant to the Up Trust registration statement (Registration No. 333-150282).  The proceeds from the sale of the Up MacroShares will be invested, on each Distribution Date, in U.S. government securities that are scheduled to mature not later than the immediately following Distribution Date and over-night repurchase agreements fully collateralized by U.S. government securities.

The information contained in Part I, Item 2 under Review of Financial Results, Results of Operations, is hereby incorporated by reference.

Dividends

Not Applicable

Issuer Purchase of Equity Securities

The Up Trust will not purchase shares directly from its shareholders.  However, as part of Paired Optional Redemptions by Authorized Participants of MacroShares Units consisting of 50,000 Up MacroShares and 50,000 Down MacroShares redeemed, respectively,  the Up MacroShares may be redeemed in units of 50,000 shares.  From April 14, 2008 (date of Up Trust initial capitalization) to June 30, 2008, there were no redemptions other than the redemption of Founder’s Shares on June 30, 2008 upon the purchase of Up MacroShares by the initial Authorized Participant.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
—	MacroShares $100 Oil Up Trust prospectus, dated as of June 26, 2008*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

*

Denotes a document that was previously filed as part of the Registration Statement of the MacroShares $100 Oil Up Trust, File No. 333-150282.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC, Depositor for the MacroShares $100 Oil Up Trust

Date: August 14, 2008	By:	/s/ Samuel Masucci, III
Chief Executive Officer of Depositor, on behalf of Registrant

Date: August 14, 2008	By:	/s/ John A. Flanagan
Chief Financial Officer of Depositor, on behalf of Registrant

19