Form 10-Q
period 2008-09-30
MACRO Securities Depositor, LLC; MacroShares $100 Oil Down Trust
filed 2008-11-14
CIK 1290059, 1429694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

(917) 970-4284

(Address of principal executive offices, telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer	Smaller reporting company
		☐	☑
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Number of MacroShares $100 Oil Down shares outstanding as of September 30, 2008:  450,000

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

PART I – FINANCIAL INFORMATION

1

Item 1.      Financial Statements

1

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 2A.   Review of Financial Results

22

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.      Controls and Procedures

24

PART II. – OTHER INFORMATION

25

Item 1.      Legal Proceedings

25

Item 1A.   Risk Factors

25

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.      Defaults Upon Senior Securities

25

Item 4.      Submission of Matters to a Vote of Security Holders

25

Item 5.      Other Information

25

Item 6.      Exhibits

25

Exhibits

Exhibit 31.1

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

MacroShares $100 Oil Down Trust

Statement of Financial Condition (Unaudited)

September 30, 2008
Assets
Cash and cash equivalents	$11,298,528
Interest receivable	969

Total assets	$11,299,497

Liabilities and Shareholders’ Equity
Operating expenses payable	$189,472
Settlement contracts and income distribution agreement
with the Up Trust	198,000

Total liabilities	387,472

Shareholders’ Equity
Equity attributable to Down MacroShares Trust, $25
par value, unlimited amount authorized,
450,000 issued and outstanding at September 30, 2008	10,912,025

Total Shareholders’ Equity	10,912,025

Total Liabilities and Shareholders’ Equity	$11,299,497

See notes to the unaudited financial statements

MacroShares $100 Oil Down Trust

Statement of Operations (Unaudited)

	For the Three Months Ended September 30, 2008	For the period from June 27, 2008 (commence- ment of operations) to September 30, 2008
Investment Income
Interest income	$75,142	$75,580
Total investment income	75,142	75,580

Expenses
Professional fees	130,645	131,690
Trustee fees	54,302	54,335
Insurance	23,265	23,518
Marketing Agent fees	15,309	15,400
Administrative Agent fee	11,424	11,492
Structuring and Licensing	7,526	7,585
Printing	3,713	3,822
Miscellaneous	11,467	11,713
Total Expenses	257,651	259,555
Net investment loss	(182,509)	(183,975)

Realized and Unrealized Gain (Loss)
Net increase in unrealized appreciation on
settlement contracts and income distribution agreement	666,500	666,500
Net realized gain on settlement contracts
and income distribution agreement	2,739,000	2,739,000
Net realized and unrealized gain	3,405,500	3,405,500

Net income	$3,222,991	$3,221,525

Net income per share	$4.43	$4.51

Weighted average shares outstanding	727,717	714,063

See notes to the unaudited financial statements

MacroShares $100 Oil Down Trust

Statement of Changes in Shareholders’ Equity for the Period

from June 27, 2008 (commencement of operations) to September 30, 2008 (Unaudited)

	Down	Founders
	MacroShares	Equity	Total

Shareholders’ Equity, beginning of period	—	$1,000	$1,000

Contributions	$19,606,500	—	19,606,500
Redemptions	(11,916,000)	(1,000)	(11,917,000)
Net income	3,221,525	—	3,221,525

Shareholders’ Equity, end of period	$10,912,025	$—	$10,912,025

Share Activity

Shares outstanding, beginning of period	—	40	40

Contributions	950,000	—	950,000
Redemptions	(500,000)	(40)	(500,040)

Shares outstanding, end of period	450,000	—	450,000

See notes to the unaudited financial statements

MacroShares $100 Oil Down Trust

Statement of Cash Flows for the Period

 from June 27, 2008 (commencement of operations) to September 30, 2008 (Unaudited)

Cash flows from operating activities:

Net income	$3,221,525

Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized appreciation on settlement contracts and income distribution agreement	(666,500)
Settlement payments in excess of realized gains or losses on settlement contracts and income distribution agreement	(3,769,000)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(969)
Operating expenses payable	189,472

Net cash used in operations	(1,025,472)

Cash flows from financing activities:

Contributions	23,727,500
Redemptions	(11,404,500)

Net cash provided by financing activities	12,323,000

Net increase in cash and cash equivalents	11,297,528

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$11,298,528

See notes to the unaudited financial statements

MacroShares $100 Oil Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of September 30, 2008

A.

Organization

The MacroShares $100 Oil Down Trust (the “Down Trust”) is a trust formed under the laws of the State of New York by MACRO Securities Depositor, LLC (the “Depositor”), a Delaware limited liability company with MacroMarkets LLC as its sole member, on April 9, 2008 pursuant to a trust agreement entered into by the Depositor and State Street Bank and Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The “Down Trust Agreement” was amended and restated in full on June 26, 2008 by the Trustee, the Depositor, MacroMarkets LLC, as administrative agent, and Macro Financial, LLC, as marketing agent (in such capacities, the “Administrative Agent” and the “Marketing Agent”). The Down Trust Agreement governs the activities of the Down Trust and specifies the terms of the Down Trust Shares. The Depositor has also formed the MacroShares $100 Oil Up Trust (the “Up Trust” and, together with the Down Trust, the “Paired Trusts”). The descriptions of the Paired Trusts in these notes reflect the provisions of the trust agreements as amended and restated as described above. Operations of the Down Trust commenced on June 27, 2008. No creations or other activity occurred between April 9, 2008 and the commencement date. On April 9, 2008, the Depositor and Administrative Agent each made an initial deposit of $500 into the Down Trust, for a total initial deposit of $1,000 (the “Founders’ Equity”). During the period ended June 30, 2008 the Founders’ Equity of the Down Trust was redeemed and returned to the Depositor and the Administrative Agent. Each of the Paired Trusts issues shares on a continuous basis (which are referred to, respectively, as “Up MacroShares” and “Down MacroShares,” and, collectively, as “Paired Shares”) in minimum aggregations called “MacroShares Units,” each of which consists of 50,000 Up MacroShares and 50,000 Down MacroShares. Paired Shares are issued at the direction of Authorized Participants (as defined herein). The objective of the Paired Trusts is, in the case of the Up Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the Starting Level and, in the case of the Down Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level. On June 27, 2008, the Starting Level was established at $100 and as a result, the maximum price range within which the Paired Shares will provide returns is $0 to $200. There can be no assurance that the Paired Trusts will achieve their investment objective. The percentage change in the price of NYMEX crude oil futures contracts from the Starting Level is referred to as the “Price Level Percentage Change” and is defined as, on any date, the absolute value of (x) the Ending Level of the Applicable Reference Price of Crude Oil on that date (or the last preceding Price Determination Day if the date of determination is not a Price Determination Day) minus the Starting Level of the Applicable Reference Price of Crude Oil divided by (y) the Starting Level.

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

The underlying value formula described in the prospectus and the requirement that Down MacroShares can only be issued and redeemed in paired issuances and paired optional redemptions and only in the form of MacroShares units, is intended to ensure that a $1 change in the settlement price in the Applicable Reference Price of Crude Oil will result in a $0.25 change in the per share underlying value of each Down MacroShare. However, there can be no assurance that this objective will be achieved. The “underlying value” of the Down Trust’s shares represents that portion of the proceeds of the assets of the Down Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Trusts were to settle the settlement contracts and the Down Trust were to make a final distribution on the Down MacroShares. The underlying value per share of the Down MacroShares at September 30, 2008 was $24.53.

The assets of the Down Trust consist of cash, U.S. government securities, repurchase agreements collateralized by U.S. government securities (collectively referred to as “treasuries”) and over-the-counter derivative instruments entered into between the Paired Trusts. The interest income on the treasuries during a calculation period, less the expenses of the Down Trust for that period, is referred to as the “Available Income Accrual” for that period. The derivative instruments consist of the “Income Distribution Agreement,” which is described below, and the “Settlement Contracts” which provide that the Down Trust will be entitled to receive from, or be required to make to, the Up Trust a payment at the termination of each of these contracts in an amount that is based on the percentage change between the settlement price of NYMEX crude oil futures contracts (the “Closing Price”) at the time when the Settlement Contracts are terminated and the Starting Level of $100 (“See “The Settlement Contracts”, below.) The NYMEX crude oil futures contracts that are referenced by the Paired Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month’s contract to the succeeding month’s contract may not take place later than the 17th day of each month).

For purposes of determining the underlying value at which Paired Shares are redeemed or created, each Settlement Contract is valued on each “New York Business Day” (any day on which stock exchanges and New York money center banks are open for business) based on the Closing Price and the resulting percentage change in the Closing Price from the Starting Level applied to the Investment Amount of the Paying Trust. The performance obligations of the Paired Trusts to each other under the Settlement Contracts are collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Trusts. The Down Trust’s obligations are not leveraged and the Down Trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a Paired Optional Redemption, an early termination or the final scheduled termination of the Paired Trusts.

The “Income Distribution Agreement” entered into between the Paired Trusts is the means for allocating between the Paired Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts, net of expenses. Under the Income Distribution Agreement, the Down Trust is obligated to pay a portion of its income to the Up Trust or entitled to receive a portion of the Up Trust’s income, based on the Price Level Percentage Change for each day of the calendar quarter between distribution dates. The Down Trust’s daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects the change in either an asset receivable by it or a liability payable by it, based upon the Price Level Percentage Change. A payment is made by one of the Paired Trusts to the other on each quarterly distribution date and the Down Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Up Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date. As a result, the amount of Available Income Accrual that will be retained by the Down Trust and the net amounts received or paid in connection with issuances or redemptions and relating to the portion of underlying value attributable to such retained Available Income Accrual (referred to as the “Earned Income Accrual”) means, for each calendar day occurring during any calculation period:

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

As of September 30, 2008, market interest rates on securities permitted to be owned by the Paired Trusts were below the fee deduction amount charged by the Down Trust. Accordingly, no distribution was made for the quarter ended September 30, 2008 and the ability of the Trust to make future distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount.

The Settlement Contracts

Upon each issuance of Down MacroShares as part of a MACRO Unit in a Paired Subsequent Issuance, the Down Trust enters into a new Settlement Contract with the Up Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Shares. Under the Settlement Contracts, the Down Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Up Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Up Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the percentage difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Shares is delivered to the Administrative Agent, as further described below. The final distribution on the Down MacroShares depends upon the settlement payment that the Down Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Down Trust.

The settlement obligations of the Paired Trusts under the Settlement Contracts are fully supported by the cash, government securities and repurchase agreements held by each trust.

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

Issuance and Redemption

Paired Shares are only created and redeemed, and Down MacroShares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company (“DTC”) who have executed a contract with the Trustee and the Administrative Agent (“Authorized Participants”).

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

B.

Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Down Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented in the accompanying financial statements (the “Reporting Period”). Actual results could differ from those estimates.

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

The Down Trust invests in debt securities issued by the U.S. government and repurchase agreements (or “repos”) collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Down Trust may enter into repurchase agreements with banks and broker-dealers whereby the Down Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date. The Down Trust, through its custodian, takes possession of securities that are used as collateral. In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Down Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, each daily recording of the difference between the Closing Price and the Starting Level is referred to as the daily calculation of the amount due to or from the Down Trust under the Settlement Contract. If the Closing Price is less than its Starting Level an asset receivable is recorded as being due from the Up Trust under the Settlement Contracts. If the Closing Price exceeds its Starting Level, a liability payable to the Up Trust is recorded under the Settlement Contracts. If the Closing Price equals its Starting Level, no accounting entry is recorded.

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up and Down MacroShares on the principal market for such shares. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Down Trust as of September 30, 2008 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Up Trust, the Down Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its U.S. government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) and an accrual for other expenses, for the payment of fees and expenses, to the Up Trust or (2) entitled to receive all or a portion of the Up Trust’s income, after the Up Trust has deducted a fixed number of basis points for the payment of its asset-based expenses, and an accrual for other expenses.

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, if the Closing Price on any New York Business Day exceeds its Starting Level, the Up Trust records a payment obligation to be made to it by the Down Trust under the Income Distribution Agreement as an asset receivable for that day. If the Closing Price is less than its Starting Level on any New York Business Day, the Up Trust records a liability payable to the Down Trust under the Income Distribution Agreement. If the Closing Price equals its Starting Level, no accounting entry is recorded. For any day that is not a New York Business Day, the Closing Price from the last preceding New York Business Day is used to calculate asset or liability under the Income Distribution Agreement for that day. The assets receivable and liabilities payable by the Down Trust for each day of the Calculation Period are netted in order to determine whether the Down Trust will make a payment to, or to be entitled to receive payment from, the Up Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the Income Distribution Agreement constitutes a derivative contract. Accordingly, the Down Trust records the Income Distribution Agreement in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the Income Distribution Agreement, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the Income Distribution Agreement as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the Income Distribution Agreement existed, and the differences could be material. The fair value of the Income Distribution Agreement held by the Down Trust as of September 30, 2008 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Fair Value

The Down Trust adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008. In accordance with SFAS 157, fair value is defined as the price that the Down Trust would receive upon selling the settlement contracts and income distribution agreement in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. SFAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. The three-tier hierarchy of inputs is summarized in the three broad Levels listed below:

•

Level 1 – quoted prices in active markets for identical investments

•

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

•

Level 3 – significant unobservable inputs (including the Down Trust’s own assumptions in determining the fair value of investments)

The following is a summary of the inputs used as of September 30, 2008 in valuing the Down Trust’s settlement contracts and the income distribution agreement carried at value:

Level 1 – Quoted Prices	$—
Level 2 – Other Significant Observable Inputs	(198,000)
Level 3 – Significant Unobservable Inputs	—
Total	$(198,000)

Summary of Level 3 Inputs on Fair Valuation of Settlement Contracts and the Income Distribution Agreement:

	Period from July 1, 2008 to September 30, 2008	Period from June 27, 2008 to June 30, 2008
Balance at beginning of period	$(2,500,000)	—
Creation Activity	—	$2,500,000
Redemption Activity	—	—
Realized and Unrealized Gains or Losses	—	—
Transfers in or out of Level 3 in response to changes in significant inputs	$2,500,000	—
Balance at end of period	—	$2,500,000

The commencement of trading on July 1, 2008 provided significant observable inputs resulting from the transfer out of Level 3.

Federal Income Taxes

The Down Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C.

Operating Expenses and Related Party Expenses

Operating expenses are deducted daily from the income earned by the Down Trust in an amount equal to the product of the Down Trust’s assets, including Treasuries and cash (but excluding the value of the settlement contracts and the Income Distribution Agreement), held by the Down Trust on each day (the “Down Trust Asset Amount”) and (i) a rate of 95 basis points (one basis point equal 0.01%) per annum and an estimated fixed annual amount of approximately $600,000, the individual expense components of which are divided by the number of days in the current fiscal or tax year, as applicable.

C1.

Related Party Expenses

Pursuant to the Down Trust Agreement, the Down Trust, commencing on June 30, 2008, pays MacroMarkets LLC a fee that accrues daily at annualized rate of 0.25% of the Down Trust Asset Amount for acting as the Administrative Agent. The fee for the three months ended September 30, 2008 was $11,424 and for the period from June 30, 2008 to September 30, 2008 was $11,492.

The Down Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MacroShares structure, which accrues daily at an annualized rate of 0.05% on the Down Trust Asset Amount, (ii) a structuring fee for structuring the product, which accrues daily at an annualized rate of 0.10% on the Down Trust Asset Amount, (iii) a sub-licensing fee for the right to reference the NYMEX light sweet crude oil futures contracts which accrues daily at an annualized rate of 0.065% on the Down Trust Asset Amount and pays (b) Macro Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.335% of the Down Trust Asset Amount. The MacroMarkets LLC and Macro Financial, LLC fees for acting in these capacities for the three months ended September 30, 2008 were $22,835 and for the period from June 30, 2008 to September 30, 3008 were $22,985.

C2.

Trustee Fees

Pursuant to the Declaration of the Down Trust, the Trustee receives a fee with respect to the services for the Down Trust in an amount equal to the product of a per annum rate of up to 0.12% of the Down Trust Asset Amount on such day, with a minimum annual fee of $150,000. Trustee fees, including a technology fee reimbursement for the three months ended September 30, 2008 were $54,302 and for the period from June 30, 2008 to September 30, 2008 were $54,335.  In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each Paired Issuance or Paired Optional Redemption.

State Street Bank and Trust Company, N.A., a national bank chartered by the Office of the Comptroller of the Currency, is the “Custodian” of the trust assets on behalf of the Down Trust.

D.

Distributions

The Trustee of the Down Trust will make quarterly and final distributions to each person who was a “Registered Owner,” which is the depository or nominee thereof in which name the Down MacroShares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Down Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Down Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the period ended June 30, 2008 and for the quarter ended September 30, 2008, no distributions were made.

E.

Share Transactions

Issuances and redemptions of Down MacroShares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on GAAP, which may differ from underlying value.

For the period from June 27, 2008 to September 30, 2008, 950,000 of the Down MacroShares were created at the value of the equity attributable to such units of $19,606,500, with an underlying value of $15,376,500. Of these amounts, the Down Trust issued 400,000 shares to the initial Authorized Participant at the value of the equity attributable to such shares of $7,500,000 or $18.75 per share. The Down Trust receives, for each shares issued, cash equal to one half of the combined Underlying Value of the Up Trust and the Down Trust. The increase/decrease in the contractual value of the settlement contracts and income distribution agreement resulting from creations and redemptions results in the net increase/decrease in net assets per share on creations and redemptions being equal to underlying value per share on the date of issuance or redemption. Similarly, the increase/decrease in the fair value of the settlement contracts from creations and redemptions results in the net increase/decrease in net assets from creations and redemptions for financial reporting purposes being equal to equity attributable to such shares on the date of issuance or redemption. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of Changes in Shareholder’ Equity. For the period from June 27, 2008 to September 30, 2008, 500,000 Down MacroShares were redeemed at the value of the equity attributable to such shares of $11,916,000 with an underlying value of $11,403,500. In addition, shares representing initial Founders’ Equity discussed above, were also redeemed in the period from June 27, 2008 to September 30, 2008.

The Down MacroShares are classified as “redeemable” for financial statement purposes, because they are subject to continuous redemptions as described in the prospectus for such shares. Individual investors cannot purchase or redeem shares in direct transactions with the Down Trust. The Down Trust only deals with Authorized Participants, who may redeem Down MacroShares at any time (but only together with Up MacroShares in the prescribed minimum aggregations that constitute MacroShares Units), provided that optional redemptions of shares may be suspended in certain circumstance which are described in the Trust Agreement.

F.

Indemnifications

Under the Down Trust’s Trust Agreement, the Authorized Participant Agreements, and certain licensing agreements, the Depositor, the Trustee, NYMEX, the Authorized Participants and MacroMarkets LLC are indemnified by the Down Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Down Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Down Trust’s maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements, the Authorized Participant Agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Down Trust based on events that have not yet occurred. However, the Down Trust expects the risk of loss to be remote.

G.

Recent Accounting Pronouncements

In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), was issued and is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures to provide information about the reasons the Paired Trusts enter into derivative instruments with one another, the accounting treatment and the affect such derivatives have on financial performance. Management is currently evaluating the impact the adoption of SFAS 161 will have on the Down Trust’s financial statements and related disclosures.

In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and also applies to prior periods for which financial statements have not been issued. The adoption of this pronouncement did not impact the Down Trust’s fair value methodologies on its financial assets.

H.

Concentration Risk

The Down Trust’s performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Down Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The maximum price level of crude oil futures contracts for which the Up Trust can deliver positive investment returns at underlying value corresponding to the price of such crude oil futures contracts is equal to twice the Starting Level of $100, or $200. (Conversely, the minimum price level of crude oil futures contracts for which the Down Trust can deliver positive investment returns at underlying value corresponding inversely to the price of such crude oil futures contracts is zero.) Also, the Down Trust is exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Trusts. In addition, State Street Bank and Trust Company, N.A. holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company, N.A. in that the Down Trust may potentially lose all or portion of the cash that is held at State Street Bank and Trust Company, N.A.

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

Additional termination events of the Down Trust consist of (i) any event in which either of the Paired Trusts becomes insolvent or bankrupt; (ii) either of the Paired Trusts becomes required to register as an “investment company” under the Investment Company Act of 1940, as amended; (iii) the Paired Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures contracts or the applicable substitute reference oil price for five consecutive New York Business Days; (iv) either of the Paired Trusts becomes a commodities pool that is subject to regulation under the Commodity Exchange Act, as amended, (v) DTC becomes unwilling or unable to act as depository and no suitable replacement is willing or able to assume the duties of a depository for the Paired Trusts, (vi) the Depositor elects to terminate the Paired Trusts and 66 and 2/3% of the holders of the Up Trust and the Down Trust, each voting as a separate class, consent to such termination, (vii) the administrative agent resigns or is unable to perform its duties under one or both trust agreements of the paired trusts, or becomes bankrupt or insolvent, and no suitable replacement is willing and able to assume the duties of the administrative agent under the Trust agreements, (viii) on any business day, the Applicable Reference Price of Crude Oil rises to or above $185.00, or falls to or below $15.00 and, in either case, the Applicable Reference Price of Crude Oil remains at that level for three consecutive price determination days, (ix) either of the Paired Trusts becomes under-collateralized, as measured on any Distribution Date prior to the making of any payments or distributions on that Distribution Date and without taking into account the rights and obligations of the Paired Trusts under the Income Distribution Agreement and the Settlement Contracts, such that the amount of cash on deposit in the affected trust is equal to 90% or less of the cash on deposit in the other trust; (x) the amount of cash and treasuries on deposit in the Up Trust or the Down Trust is reduced to less than $10 million; and (xi) the amount of cash and treasuries on deposit in the Up Trust or the Down Trust is less than $50 million U.S. dollars and the Depositor elects, in its sole discretion, to terminate the trusts. Therefore, because the Paired Trusts currently do not each hold cash and U.S. government securities in an amount equal to at least $50 million U.S. dollars, the Depositor has the right, for so long as such $50 million U.S. dollar threshold has not been received, and maintained, to terminate the Paired Trusts. However, the Depositor currently has no intention of terminating the Paired Trust.

In the case of each of these termination events, including the event described in clause (viii) above, but excluding the event described in clause (ix) above, the Settlement Contracts would settle on the next Distribution Date on the basis of the Closing Price on the last Price Determination Date preceding that Distribution Date, which may be different from the Closing Price at the time when the termination event occurred. In the case of the termination trigger described in clause (ix) above, the Settlement Contracts will settle on the same Distribution Date on which such termination trigger occurred.

J.

Subsequent Event

Effective November 14, 2008, the listing of Down MacroShares was transferred from the Amex to NYSE Arca, following the acquisition of the Amex by NYSE Euronext and NYSE Euronext’s plans to consolidate all listed exchange-traded funds and structured products on NYSE Arca.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Down Trust consist of an income distribution agreement and settlement contracts entered into with the Up Trust. The Down Trust also holds U.S. Treasuries, repurchase agreements on U.S. Treasuries, and cash to secure its obligations under the income distribution agreement and the settlement contracts. The Down Trust makes quarterly distributions of its net income when the income of the Trust exceeds the Trust’s expenses, and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date, or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of the benchmark NYMEX light sweet crude oil futures contracts of a designated maturity, as established and reported by NYMEX on each price determination day. The starting level for the Applicable Reference Price of Crude Oil is $100.00. The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level and the Investment Amount.

The Down Trust issues and offers Down MacroShares on a continuous basis at their underlying value. Each new issuance is made at the request of authorized participants in the form of MacroShares units with each unit consisting of 50,000 Down MacroShares and 50,000 Up MacroShares contemporaneously issued by each trust.

The Down Trust intends to distribute quarterly to its shareholders the income from government securities and overnight repurchase agreements (“Treasuries”) it holds on deposit during such quarter less the fee deduction amount, plus or minus, in accordance with the income distribution agreement, the amount received from or paid to, as applicable, the Up Trust. Final distributions are made to shareholders on the earlier of the final scheduled termination date or an early termination date.

Effective July 1, 2008, the Down MacroShares have traded on the AMEX under the symbol “DOY”. Effective November 14, 2008, the listing of Down MacroShares was transferred from the Amex to NYSE Arca, following the acquisition of the Amex by NYSE Euronext.

No quarterly distributions to shareholders have been made by the Down Trust for the period ended June 30, 2008 or the quarter ended September 30, 2008 due to the fee deduction amount being in excess of the income earned by the Down Trust.

Daily Reporting

The American Stock Exchange or the "AMEX" acts as a calculation agent for the Down Trust, and the Up Trust. Throughout each price determination day (as defined in the prospectus), from the opening of trading on NYMEX to the close of trading of the Paired Shares on the AMEX, the AMEX calculates and posts every fifteen seconds to the consolidated tape and on its website located at http://www.amex.com/amextrader, immediately following each transmission from NYMEX of the current market price of the light sweet crude oil futures contract of the designated maturity, an indicative per share underlying value of one Down MacroShare. At the end of each price determination day, the AMEX also calculates the premium or discount of the mid-point of the bid/offer for the Down MacroShares on the AMEX to the per share underlying value of those shares for such price determination day that is calculated and provided to the AMEX by the trustee.

The following table sets forth, for the period indicated, the high and low market price per share for the Down-MacroShares.

Three Months Ended September 30, 2008	High	Low
Second Quarter (beginning July 1, 2008)	$27.00	$14.10
First Quarter (beginning April 14, 2008)	N/A	N/A

Per-Share Underlying Value of MacroShares Relative to the Applicable Reference Price of Crude Oil and the Market Price

Tracking UOY and DOY Benchmark NYMEX Oil Futures Contract.

The Paired Trusts seek to passively hold a portfolio of Treasuries and overnight repurchase agreements (“Treasuries”) and derivative agreements such that changes in the average daily underlying value, on a dollar basis, closely track changes in the average daily price of the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”). Due to the paired security structure, Up MacroShares (“UOY”) seek to deliver the positive performance of the Benchmark, and Down MacroShares (“DOY”) seek to deliver the inverse performance of the Benchmark against the original benchmark issuance price of $100.00 per barrel. There is no active management of futures contracts or any other derivative contract in any component of the returns.

The Treasury portfolio must mature to cash prior to the quarterly distribution date. The daily change in the underlying value is equal to one quarter of the daily price change of the Benchmark plus accrued net income from the Treasuries. To demonstrate, if the one day price change in the Benchmark is equal to an increase of one dollar, UOY’s underlying value is expected to increase by twenty five cents plus the interest earned on the Treasuries less expenses. A portion of the net income on the Treasuries is also allocated to UOY from the DOY trust when the designated Benchmark price is above $100.00 per barrel. Likewise, the underlying value of DOY, as defined within the prospectus, is expected to reflect a decline in value, equal to twenty five cents and the portion of the net income earned on the Treasuries allocable to UOY.

For benchmark oil prices below $100.00 per barrel, the underlying value of four shares of UOY would be expected to decline $1.00 in value for each $1.00 decline in the benchmark future oil price. An example of this process (disregarding the daily accrual and allocation of income from the Treasuries) is as follows:

Day 1 of the trusts:     Assumed Starting Level of the Benchmark futures price: $100.00 per barrel

UOY = $100.00/4 or $25.00 per share

DOY = $100.00/4 or $25.00 per share

Initial par value of one set of paired shares = $25.00 + $25.00 or $50.00 per set of paired shares

Day 2 of the trusts:     Actual level of the Benchmark futures price: $130.00 per barrel

UOY= $130.00/4 or $32.50 per share

DOY= $ 70.00/4 or $17.50 per share

Day 2 par value of one set of paired shares = $32.50+ $17.50 or $50.00 per set of paired shares

Day 3 of the trusts:     Actual level of the Benchmark futures price: $115.00 per barrel

UOY= $115.00/4 or $28.75 per share

DOY= $ 85.00/4 or $21.25 per share

Day 3 par value of one set of paired shares = $28.75 + $21.25 or $50.00 per set of paired shares

Macro Financial, LLC, the marketing agent, dedicates resources to educating investors about the new product structure of the paired Up MacroShares and Down MacroShares (“MacroShares”). The new structure is slightly different from the previous oil MacroShares (UCR and DCR) in that MacroMarkets no longer support a cap on expenses to investors and as such current underlying value calculations reflect the declining principal while the yield on Treasuries do not exceed Trust expenses. Critics need to commit sufficient effort to understanding the MacroShares prospectus or discuss the product differences with Macro Financial, LLC personnel. In addition, no Exchange Traded Fund (“ETF”) is created in pairs and no ETF attempts to deliver the performance of a benchmark without supporting their performance by holding the underlying securities contained within the benchmark. Additionally, MacroShares do not and can not change the underlying market dynamics of the benchmark. Therefore, contango and backwardation in the NYMEX light sweet crude oil future contracts (“oil”) may be reflected in the performance of UOY and DOY in the form of premiums and discounts. Any futures market in contango represents the expectation of higher prices for the commodity into the future just as a premium reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. A commodities futures market in backwardation represents the expectation of lower prices in the future and thus the premium in DOY may reflect the expected lower future value of oil.

The paired nature of the MacroShares’ creation and redemption process dictates that if the Up MacroShares are trading at a premium the Down MacroShares must trade at a discount (but not necessarily in proportion to the premium) in order to preserve the combined underlying value of the paired shares and the creation/redemption relationship to each other. Likewise, if the Up MacroShares are trading at a discount, the Down MacroShares must trade at a premium (but not necessarily in proportion to the discount) in order to preserve the combined underlying value and the creation/redemption relationship to each other.

Potential investors in MacroShares should understand that MacroShares are a relatively new class of products and that the performance attributes of the benchmark asset’s market will be reflected in the performance of the passively managed MacroShares.

For the period from July 1, 2008 to September 30, 2008, DOY was not able to pay any income to investors due to the rapid decline in T-bill and overnight U. S. government repo yields. Yields fell significantly from approximately 2.00% to basis point yields approaching zero as investors sought a safe haven for assets as a result of the recent turmoil in the financial markets.

As mentioned, DOY tracks the inverse price performance of the Benchmark plus the net income from the Treasuries less any daily income distribution obligations to the Up Trust and Down Trust expenses. Assuming no net investment loss and that the Down Trust assets are fully funded at $25.00 per share, plus net income less any obligations due under the income distribution agreement and settlement agreement, the underlying value per share should decrease by twenty five cents for every dollar increase in the oil Benchmark above $100.00 per barrel. For example, if the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”) increases by one dollar in a given day, DOY will accrue interest on the Treasuries and will owe twenty five cents per share of additional performance to the Up Trust and the interest earned under the income distribution agreement on the change of performance for the day after expenses. Since each paired share unit is created with a value equal to 50,000 shares of Up MacroShares at $25.00 plus the accrued net income and 50,000 shares of Down MacroShares at $25.00 plus accrued net income, the Authorized Participant receives 50,000 shares of UOY and 50,000 shares of DOY at the underlying value with a combined value of $50.00 per share plus (minus) accrued net income (loss). (See Exhibit 1a)

Exhibit 1a

For the three months ended September 30, 2008, DOY’s underlying value tracked the Benchmark within a average price differential of $0.10 (0.45% of DOY’s average daily underlying value).  This average is made up of a daily range of $0.00 to $(0.31) during the quarter. (See Exhibit 1b).

Exhibit 1b

This difference in DOY’s underlying value and the Benchmark is due to the low interest rate yields of the Treasuries less expenses and the net impact of the income distribution and settlement contract agreements. There were no distributions on DOY for the three months ended September 30, 2008 as contractual and variable trust fees exceeded the yields on short-term Treasuries, overnight U.S. government repo and cash balances.

For the period from July 1, 2008 to September 30, 2008, UOY was not able to pay any income to investors due to the rapid decline in T-bill and overnight government repo yields. Yields fell significantly from approximately 2.00% to basis point yields approaching zero as investors sought a safe haven for assets as a result of the recent turmoil in the financial markets. For the period from July 1, 2008 to September 30, 2008, UOY’s underlying value tracked the Benchmark within an average price differential of $0.10 (0.35% of UOY’s average daily underlying value).  This average is made up of a daily range of $0.00 to ($0.31) during the quarter. (See Exhibit 1c).

Exhibit 1c

The difference in UOY’s underlying value and the Benchmark was due to trust expenses exceeding the yields on the Treasuries. The objective of UOY is to track the designated Benchmark and, if available, to pay a quarterly distribution based on earned interest income less expenses.  UOY achieved its goal of its underlying value tracking the designated Benchmark with a resultant tracking variance of (1.23%) to the Benchmark due to the low Treasury yields, and the impact of the contractual and variable trust expenses on a declining asset base during the quarter. The market price correlation during the quarter ended September 30, 2008 was 85.49% as the UOY market price traded at an average 8.35% discount to the underlying value of the Up MacroShares as investors expected lower prices as a consequence of the U.S. and world economies having entered into a period significant financial turmoil. (See Exhibit 1d).

Exhibit 1d

The mix of UOY and DOY investors seek to achieve long-term exposure to commodities, obtain a hedge against a portfolio of oil company stocks, or to express a directional view on oil prices. The secondary market for UOY and DOY reflected the expectations of investors in regards to the long-term price of oil. The oil futures curve changed throughout the quarter from backwardation in the near-term prices to contango in the mid-term prices to backwardation in the long-term prices. The market price of the Benchmark futures traded to a high of $147.00 per barrel on July 3, 2008 and to a low of $ 95.71 on the close of September 30, 2008.

The premiums and discounts were even more significant in DOY as the market value of DOY increased as oil prices declined during the quarter and the daily price changes decreased as a percentage of the market price of DOY as the market prices of oil declined. The maximum premium for DOY, when the futures curve was in backwardation, was 37.91% during the period of higher oil prices early in the quarter and the increasing weakness in the U.S economy and financial markets. Although the premiums and discounts in UOY and DOY on a paired basis were generally equal and offsetting in dollar terms the percentages of change were not always equal because the securities each had different dollar values in the market. The average of the paired premium and discounts for the initial quarter of trading was 0.14%.

Due to the paired structure design and the five year term of MacroShares, supply and demand of UOY and DOY determine a portion of the pricing mix between the two products. Currently arbitrageurs in UOY and DOY trade at various points along the Oil futures curves as the premiums and discounts in UOY and DOY change in relationship to the NYMEX futures curve. The other popular arbitrage trade in UOY and DOY would be the mis-pricing of the paired shares to the sum of their underlying value. This arbitrage contributed to keeping the paired prices close to the underlying values as any mis-pricing would lead to creation and redemption activity to realize potential gains. DOY experienced greater trading volumes than UOY during the quarter ended September 30, 2008 and hence provided more investor transparency in pricing expectations.

Creation and/or redemptions must occur for both UOY and DOY as one unit, accordingly, the underlying value of UOY and DOY including accrued interest equals the aggregate creation/redemption amount plus Trustee creation/redemption fees of $2,000 per transaction. For the three months ended September 30, 2008, the paired market values tracked the paired underlying values within 14 basis points. Day to day the differences were varied, but collectively over the period were in line with competitive products through all of the various Oil cycles.

For the period beginning with the launch of UOY and DOY and ending on September 30, 2008, UOY’s daily exchange price change exhibited a 85.49% correlation to the underlying value changes in UOY. The average daily market price for the period of UOY was $26.83 per share. The average underlying value of UOY was $29.42 per share.  On a per share basis, UOY ran an average daily dollar market price discount of ($2.59) or (8.35%) of underlying value on a daily average. (See Exhibit 2a).

Exhibit 2a

For the three months ended September 30, 2008, DOY’s daily exchange price change had a 78.36% correlation to the underlying value. The average daily market price of DOY was $23.04 per share. DOY’s average daily underlying value was $20.38 per share. For the three months ended September 30, 2008, DOY traded at an average daily dollar premium of $2.65 per share which was 14.55% above its underlying value. DOY tracked the inverse price performance of the Benchmark NYMEX Designated Oil Futures Contract.

Exhibit 2b

For the three months ended September 30, 2008, DOY was priced at a premium to its underlying value. The premium decreased in DOY as the futures market prices decreased and the underlying value of DOY increased. DOY reached a maximum premium of 37.91% on July 9, 2008 when the discount on UOY was at 14.01%. Investors should note that on this date, in dollar terms, the discount on UOY was $4.76 per share and the premium on DOY was $6.05 for a net difference of $1.29. This excess premium over the actual paired value of $49.94 was equal to 2.60% of their combined underlying value.

In summary, the anticipated performance of UOY and DOY, as measured by changes in underlying value, as defined within the UOY and DOY prospectuses, has been achieved by the trusts. The market performance of UOY and DOY toward the end of the quarter generally tracked the performance of the Benchmark as the bubble in oil prices declined at the end of September 30, 2008. Macro Financial, LLC continues to educate investors on the significant decline in premiums and discounts and the lack of income yield resulted in little overall asset growth in the trusts during the quarter.

The overall product objectives of Macro Financial and MacroMarkets continues to be the expansion of risk management tools and investment products that provide investors diverse long-term exposures to assets with desirable risk/return characteristics and lower correlations to equities, debt and cash. The expansion of risk management tools will be achieved through the continued development of enhanced passive product structures with clear investment objectives.

Item 2A.

Review of Financial Results

Results of Operations

On June 27, 2008, the Down Trust established its starting level at $100.00 per share and issued 400,000 shares to the initial authorized purchaser at the value of the equity attributable to such units of $7,500,000.  Such shares were issued at their initial underlying value of $18.75 per share. At September 30, 2008, the Down Trust’s underlying value was approximately $10,900,000.

During the three month period ended September 30, 2008, the Down Trust's underlying value grew to approximately $10,900,000 due to 550,000 shares (11 units) being created. There were 500,000 (10 units) redeemed during the period from July 1, 2008 to September 30, 2008. Each unit consists of 50,000 shares. In addition, the Down Trust’s underlying value at September 30, 2008 was $24.53 a share as compared to $15.00 a share at June 30, 2008. The increase in underlying value from June 30, 2008 of $9.53 a share results primarily from an increase in the per share fair value of the settlement contracts and the income distribution agreement with the Up Trust, which resulted from the significant decrease in the Applicable Reference Price of Crude Oil during the period.

The Trust generated investment income of approximately $75,000 during the quarter ended September 30, 2008 as a result of its investment in repurchase agreements and U.S. Treasury obligations. Additionally, as the valuation of the settlement contracts increased during the period the Trust generated approximately $3,405,000 of net realized and unrealized gains on the settlement contracts and the income distribution agreement. During the quarter ended September 30, 2008, the net investment loss of the Trust and the net realized and unrealized gain on the settlement contracts and the income distribution agreement were approximately $182,000 and $3,405,500, respectively.

Liquidity

To the extent of management’s knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, the Down Trust’s liquidity increasing or decreasing in any material way. The main obligations of each of the Up Trust and Down Trust are its obligations, if any, pursuant to the Income Distribution Agreement and Settlement Contracts. The Up Trust and Down Trust hold U.S Treasuries and repurchase agreements on U.S. Treasuries to secure each of its obligations under the Income Distribution Agreement and the Settlement Contracts.

Cash Flows From Operations

Cash flows from operating activities:

Net income	$3,221,525

Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized appreciation on settlement contracts and income distribution agreement	(666,500)
Settlement receipts in excess of realized gains or losses on settlement contracts and income distribution agreement	(3,769,000)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(969)
Operating expenses payable	189,472

Net cash used in operations	(1,025,472)

Cash flows from financing activities:

Contributions	23,727,500
Redemptions	(11,404,500)

Net cash provided by financing activities	12,323,000

Net increase in cash and cash equivalents	11,297,528

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$11,298,528

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down Trust Shares on the AMEX. Throughout the three months ended September 30, 2008, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Down Trust Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon prices of transactions in Down Trust Shares and Up Trust Shares.

As a result, the per share value on September 30, 2008, for financial reporting purposes, based upon the fair valuation determination by the Administrative Agent, was $24.25. The per share Underlying Value for the same day was $24.53. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Down Trust is not a party to any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the trustee to borrow for payment of the Down Trust's ordinary expenses. The Down Trust does not engage in transactions in foreign currencies which could expose it or its shareholders to any foreign currency related market risk. The Down Trust does not invest in any derivative financial instruments (other than the income distribution agreement and the settlement contracts) and has no foreign operations or long-term debt instruments.

Item 4.

Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Down Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC which have been authorized by its Board of Managers to oversee the financial reporting of the Down Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Down Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of September 30, 2008, the Down Trust's disclosure controls and procedures were effective.

There was no change in the Down Trust's internal controls over financial reporting that occurred during the Down Trust's most recently completed fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

There have been no material changes in the risk factors since last disclosed under Part II, Item 1A, in our initial Quarterly Report on Form 10-Q for the period from June 27, 2008 (commencement of operations) to June 30, 2008.

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

Dividends

Not Applicable

Issuer Purchase of Equity Securities

The Down Trust does not purchase shares directly from its shareholders. However, as part of Paired Optional Redemptions by Authorized Participants of MacroShares Units consisting of 50,000 Up MacroShares and 50,000 Down MacroShares redeemed, respectively, the Down MacroShares may be redeemed in units of 50,000 shares. From April 14, 2008 (date of Down Trust initial capitalization) to June 30, 2008 there were no redemptions other than the redemption of Founders’ Shares on June 30, 2008 upon the purchase of Down MacroShares by the initial Authorized Participant. During the period from July 1, 2008 to September 30, 2008, 10 units (500,000 shares) were redeemed.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
—	MacroShares $100 Oil Down Trust prospectus, dated as of June 26, 2008*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Denotes a document that was previously filed as part of the Registration Statement of the MacroShares $100 Oil Down Trust, File No. 333-150282.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
Depositor for the MacroShares $100 Oil Down Trust

By:	/s/ Samuel Masucci, III
Samuel Masucci, III
Chief Executive Officer of Depositor, on behalf of Registrant

By:	/s/ John A. Flanagan
John A. Flanagan
Chief Financial Officer of Depositor, on behalf of Registrant

Date: November 14, 2008